Form 10QSB
period 2008-01-31
Jumpkicks, Inc.
filed 2008-04-07
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-148922

Jumpkicks, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	26-0690857
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1018 Klamath River Avenue, Henderson, NV 89002
(Address of principal executive offices)

888-283-1426
(Issuer’s telephone number)

____________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [ X ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,860,000 common shares as of April 1, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ ]

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of January 31, 2008;

F-2	Statements of Operations for the three months ended January 31, 2008 and August 3, 2007 (date of inception) to January 31, 2008;

F-3	Statements of Cash Flows for the three months ended January 31, 2008 and August 3, 2007 (date of inception) to January 31, 2008;

F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	January 31, 2008	October 31, 2007
	(unaudited)

CURRENT ASSETS

Cash	$17,326	$17,732

Total Current Assets	17,326	17,732

FIXED ASSETS, net	5,642	5,945

TOTAL ASSETS	$22,968	$23,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,013	$244

Total Current Liabilities	1,013	244

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Accumulated deficit	(5,245)	(3,767)

Total Stockholders' Equity	21,955	23,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,968	$23,677

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended January 31, 2008		From Inception on August 3, 2007 Through January 31, 2008

REVENUES		$119	$190
COST OF GOODS SOLD		121	166
GROSS MARGIN		(2)	24

OPERATING EXPENSES

Depreciation expense		302	403
Professional fees		1,013	1,822
General and administrative		161	3,044

Total Operating Expenses		1,476	5,269

NET LOSS		$(1,478)	$(5,245)

BASIC LOSS PER SHARE		(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5	10,860,000

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended January 31, 2008	From Inception on August 3, 2007 Through January 31, 2008

OPERATING ACTIVITIES

Net loss	$(1,478)	$(3,767)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	302	101
Changes in operating assets and liabilities:
Changes in accounts payable	770	244

Net Cash Used by
Operating Activities	(406)	(3,422)

INVESTING ACTIVITIES

Increase in fixed assets and other assets	-	(6,046)

Net Cash Used by
Operating Activities	-	(6,046)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	27,200

Net Cash Provided by
Financing Activities	-	27,200

NET DECREASE IN CASH	(406)	17,732

CASH AT BEGINNING OF PERIOD	17,732	-

CASH AT END OF PERIOD	$17,326	$17,732

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008 and October 31, 2007

              NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements.  The results of operations for the periods ended January 31, 2008 are not necessarily indicative of the operating results for the full years.

              NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We were incorporated as Jumpkicks, Inc. (“Jumpkicks”) in the State of Delaware on August 3, 2007. We are engaged in the business of online retailing. Specifically, we have purchased and are developing a martial arts website, www.jumpkicks.com (the “Site”). Through the Site, we provide content of interest to martial artists and sell products, such as uniforms, t-shirts, protective equipment, mats, and other equipment and accessories of interest to martial arts practitioners and instructors.

We draw martial arts students and practitioners to our site by positioning ourselves as a source of martial arts knowledge. We anticipate that a certain percentage of visitors to our Site will become retail customers, purchasing the equipment we display in our online catalog. We currently offer discounted retail pricing to individual martial arts practitioners and students. In the future, we intend to provide equipment to instructors, studio owners, and others who are in the business of retailing martial arts equipment.

Our offices are located at 1018 Klamath River Avenue, Henderson, Nevada 89002, and our

telephone number is (888) 283-1426. Our Internet Site can be found at www.Jumpkicks.net. Information contained on our Web Site is not part of this periodic report.

Richard Douglas is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Site Development

We are currently seeking to contract with a third party programmer to further develop our Site. While the site is currently operational and publicly available, we intend to include at least two new sections in the current redevelopment of the Site. The first is a Tournaments section. This will include a schedule of martial arts tournaments around the country. We hope that martial artists will come to our Site to find information on local tournaments. After a tournament has occurred, we will include photos from the tournament, so that participants may log on to our Site to view and download photos of themselves and other competitors. We feel that this strategy will draw a large number of viewers to our Web Site.

The final section we intend to include in the redeveloped Web Site is our Online Catalog. We have already added a section to our Site containing a small list of products, which we have been offering for sale to our Site visitors. However, we intend to overwrite this temporary page with a permanent Online Catalog that will be developed by our contracted Site developer. We intend to offer a variety of martial arts supplies for sale through our Site, uniforms, t-shirts, protective equipment, mats, and other equipment and accessories of interest to martial arts practitioners and instructors. Our only current source and our only planned source of revenue is the retail sales generated through our Online Catalog. The other sections of the Site are intended to draw traffic to the Site. We anticipate that a certain percentage of visitors to our Site will become retail customers, purchasing the equipment we display in our online catalog. Thus, we feel our revenue will depend, in part, upon the quality of the remaining four sections of the Site. We have already created an early design of this section and posted a limited number of items for sale.

Although we have contacted several web site designers, we have not yet entered into a contractual relationship with anyone to redevelop our Site. We anticipate that the redevelopment of our Site will cost approximately $10,000. Much of this cost is due to the complexity of designing and programming web sites for retail sales. As part of the development, we will be required either to purchase commercially available third party shopping cart software packages such as Volusion E-commerce Solutions, or work with a company such as Intuit, designer of QuickBooks. Intuit offers Web design solutions that will incorporate their industry-standard accounting software into our Web Site.

Increase Product Offerings

We currently offer fewer than twenty unique products for sale through our Online Catalog. As our orders increase, we intend to increase our inventory level to reduce turnaround time for customers and to offer a greater number of products for sale. By offering a greater selection to the online shopping public, we hope to increase the volume of our sales and thereby increase our revenue and net income. Our suppliers offer thousands of products, and we are currently working with them to determine the most popular items, so we can incorporate them sooner than others and achieve a high level of efficiency in our business operations.

Refine Order Fulfilment

We currently have contracts with two major martial arts supply companies to purchase products from them at a discounted wholesale rate – Century Martial Arts Supply (“Century”) and Asian World of Martial Arts (“AWMA”). We plan to manage our standing inventory in a manner that allows us to meet most small orders immediately. This will allow us to be responsive to the majority of our customers without tying up a significant amount of capital to maintain a larger inventory level. We anticipate that the majority of our customers will initially be individual practitioners and private instructors. Larger retail outlets and studios will most likely have access to the same wholesale prices we pay, and likely from the same suppliers as well. As we grow, we plan to switch from purchasing wholesale from martial arts suppliers to purchasing directly from manufacturers. This will allow us to then provide products directly to studio owners and retailers at a wholesale price that allows both them and us to realize a margin on the sale, while continuing our online retail sales with a larger margin.

Marketing

Our plan is to initially draw martial arts students and practitioners to our site by positioning ourselves as a source of martial arts knowledge. While our Site has been used as a resource for martial artists around the world since 1996, the lack of development time devoted to the Site in recent years has led to a drop in usage. We intend to restore the Site to its position as a vital resource for instructors and students alike by engaging in the following:

•
Our President has begun updating the most popular section of the Web Site each week. A new Move of the Week will bring back repeat users each week to learn a new technique for themselves or their students;

•	Working with tournament promoters to cross promote our Web Site, providing t-shirts and other door prizes with our logo and Site URL on them, as well as promoting their tournaments on our Site;
•	Posting photos of tournaments on our Web Site, drawing competitors, fans, and promoters to our Site to view, save, and print the photos;
•
Working with our Site developer to include meta tags and other design elements in a fashion that will result in our Web Site being listed at or near the top of search engine listings for phrases such as martial arts, karate, self-defense techniques, martial arts supplies, rape prevention, karate tournaments, etc.

Plant and Significant Equipment

We do not intend to purchase or sell any plants or significant equipment in the next twelve months.

Employees

We have no significant employees other than our sole officer and director, Richard Douglas.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception.

Results of Operations for the three months ended January 31, 2008 and from August 3, 2007 (date of inception).

For the three months ended January 31, 2008, we generated gross revenue from sales of $119. Our Cost of Goods Sold during this period was $121 and our Operating Expenses equalled $1,476, consisting of $302 in Depreciation expense, $1,013 in professional fees, and $161 in General and Administrative Expenses. We therefore, recorded a net loss of $1,478 for the three months ended January 31, 2008.

For the period from August 3, 2007 (Date of Inception) until January 31, 2008, we generated gross revenue from sales of $190. Our Cost of Goods Sold during this period was $166 and our Operating Expenses equalled $5,269, consisting of $403 in Depreciation expense, $1,822 in professional fees, and $3,044 in General and Administrative Expenses. We therefore, recorded a net loss of $5,245 for the three months ended January 31, 2008.

Liquidity and Capital Resources

As of January 31, 2008, we had total current assets of $17,326, consisting entirely of Cash. Our total current liabilities as of January 31, 2008 were $1,013.  Thus, we have working capital of $16,313 as of January 31, 2008.

Operating activities used $406 in cash for the period from August 3, 2007 (Date of Inception) until January 31, 2008. Our net loss of $1,478 was the primary component of our negative operating cash flow. Investing Activities and Financing Activities neither used nor generated any cash during the period from August 3, 2007 (Date of Inception) until January 31, 2008.  Our accounting, legal and administrative expenses for the next twelve months are anticipated to be approximately $25,000.  As of January 31, 2008, we had $17,326 in cash.  Therefore, we will need to raise additional funds during the next twelve months in order to execute on our business plan.

Although our principal has no legal obligation to infuse additional capital, it is anticipated that our principal will do so as reasonably necessary by providing short-term demand loans carrying a market interest rate should it become necessary.  We anticipate that we may have to raise additional capital to meet our financial requirements over the next twelve months. We believe that it will be easier to raise the requisite financing once our stock is traded on a readily accessible exchange or national quotation system.

Off Balance Sheet Arrangements

As of January 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our auditors have indicated that our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Richard Douglas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2008.

Item 5.     Other Information

Subsequent to the end of the reporting period, an unknown third party changed the registration of our domain name, www.jumpkicks.com, so that our Site has become inaccessible. We are currently investigating this change in registration to determine if it was a criminal act or a clerical mistake. We intend to contact the party responsible and demand that they return control of our domain name if their act was fraudulent. If, however, we find that the change in control was due to a clerical error or our failure to re-register the domain name in a timely fashion, we intend to offer to purchase the domain name www.jumpkicks.com from the third party.

In the interim, we have purchased additional domain names, www.jumpkicks.net, www.jumpkicks.org, www.jumpkicks.us, and www.jumpkicks.info. We have uploaded our Site to these domain names, so that we will remain operational while we work to regain control of our original domain name.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jumpkicks, Inc.

Date:	April 7, 2008

By: /s/Richard Douglas Richard Douglas Title: Chief Executive Officer and Director