Form 10-Q
period 2008-04-30
Jumpkicks, Inc.
filed 2008-06-13
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

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

888-283-1426
(Issuer’s telephone number)
______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [ X ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,860,000 common shares as of April 1, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of April 30, 2008;

F-2	Statements of Operations for the three and six months ended April 30, 2008 and August 3, 2007 (date of inception) to April 30, 2008;

F-3	Statements of Stockholders' Equity for the three and six months ended April 30, 2008 and August 3, 2007 (date of inception) to April 30, 2008;

F-4	Statements of Cash Flows for the three and six months ended April 30, 2008 and August 3, 2007 (date of inception) to April 30, 2008;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	April 30, 2008	October 31, 2007
	(unaudited)

CURRENT ASSETS

Cash	$9,934	$17,732

Total Current Assets	9,934	17,732

FIXED ASSETS, net	5,340	5,945

TOTAL ASSETS	$15,274	$23,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$487	$244

Total Current Liabilities	487	244

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Accumulated deficit	(12,413)	(3,767)

Total Stockholders' Equity	14,787	23,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,274	$23,677

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended April 30, 2008	For the Six Months Ended April 30, 2008	From Inception on August 3, 2007 Through April 30, 2008

REVENUES	$21	$140	$211
COST OF GOODS SOLD	-	121	166
GROSS MARGIN	21	19	45

OPERATING EXPENSES

Depreciation expense	303	605	705
Professional fees	6,113	7,126	7,936
General and administrative	773	934	3,817

Total Operating Expenses	7,189	8,665	12,458

NET LOSS	$(7,168)	$(8,646)	$(12,413)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,860,000	10,860,000

The accompanying notes are a integral part of these financials statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss from inception through October 31, 2007	-	-	-	(3,767)	(3,767)

Balance, October 31, 2007	10,860,000	10,860	16,340	(3,767)	23,433

Net loss for the six months ended through April 30, 2008	-	-	-	(8,646)	(8,646)

Balance, April 30, 2008	10,860,000	$10,860	$16,340	$(12,413)	$14,787

The accompanying notes are a integral part of these financials statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended April 30, 2008	From Inception on August 3, 2007 Through April 30, 2008

OPERATING ACTIVITIES

Net loss	$(8,646)	$(12,413)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	605	705
Changes in operating assets and liabilities:
Changes in accounts payable	243	487

Net Cash Used by Operating Activities	(7,798)	(11,221)

INVESTING ACTIVITIES

Increase in fixed assets and other assets	-	(6,045)

Net Cash Used by Operating Activities	-	(6,045)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	27,200

Net Cash Provided by Financing Activities	-	27,200

NET DECREASE IN CASH	(7,798)	9,934

CASH AT BEGINNING OF PERIOD	17,732	-

CASH AT END OF PERIOD	$9,934	$9,934

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008 and October 31, 2007

               NOTE  1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements.  The results of operations for the periods ended April 30, 2008 are not necessarily indicative of the operating results for the full years.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

We were incorporated as Jumpkicks, Inc. (“Jumpkicks”) in the State of Delaware on August 3, 2007. We are engaged in the business of online retailing. Specifically, we have purchased and are developing a martial arts website (the “Site”). Through the Site, we provide content of interest to martial artists and sell products, such as uniforms, t-shirts, protective equipment, mats, and other equipment and accessories of interest to martial arts practitioners and instructors.

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

Richard Douglas is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

URL

During the three month period ended April 30, 2008, an unknown third party changed the registration of our domain name, www.jumpkicks.com, so that our Site has become inaccessible. We are currently investigating this change in registration to determine if it was a criminal act or a clerical mistake. We have contacted a third party to negotiate the return of our domain name, even if we must make a small payment to achieve this.

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

Results of Operations for the three and six months ended April 30, 2008 and from August 3, 2007 (date of inception).

For the three and six months ended April 30, 2008, we generated gross revenue from sales of $21 and $140, respectively. Our Cost of Goods Sold during the three month period ended April 30, 2008 was $0 and our Operating Expenses equalled $7,189, consisting of $303 in Depreciation expense, $6,113 in professional fees, and $773 in General and Administrative Expenses. We therefore, recorded a net loss of $7,168 for the three months ended April 30, 2008. Our Cost of Goods Sold during the six month period ended April 30, 2008 was $121 and our Operating Expenses equalled $8,665, consisting of $605 in Depreciation expense, $7,126 in professional fees, and $934 in General and Administrative Expenses. We therefore, recorded a net loss of $8,646 for the six months ended April 30, 2008.

For the period from August 3, 2007 (Date of Inception) until April 30, 2008, we generated gross revenue from sales of $211. Our Cost of Goods Sold during this period was $166 and our Operating Expenses equalled $12,458, consisting of $705 in Depreciation expense, $7,936 in professional fees, and $3,817 in General and Administrative Expenses. We therefore, recorded a net loss of $12,413 for the  period from August 3, 2007 (Date of Inception) until April 30, 200.

Liquidity and Capital Resources

As of April 30, 2008, we had total current assets of $9,934, consisting entirely of Cash. Our total current liabilities as of April 30, 2008 were $487.  Thus, we have working capital of $9,447 as of April 30, 2008.

Operating activities used $11,221 in cash for the period from August 3, 2007 (Date of Inception) until April 30, 2008. Our net loss of $12,413 was the primary component of our negative operating cash flow. Investing Activities used $6,045 in cash during the period from August 3, 2007 (Date of Inception) until April 30, 2008, as a result of an increase in fixed assets and other assets. Financing Activities generated $27,200 in cash during the period from August 3, 2007 (Date of Inception) until April 30, 2008, due to proceeds from common stock issued. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be approximately $25,000.  As of April 30, 2008, we had $9,934 in cash.  Therefore, we will need to raise additional funds during the next twelve months in order to execute on our business plan.

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

Off Balance Sheet Arrangements

As of April 30, 2008, there were no off balance sheet arrangements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Richard Douglas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2008.

Item 5.     Other Information

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

Jumpkicks, Inc.

Date:	June 12, 2008

By: /s/Richard Douglas Richard Douglas Title: Chief Executive Officer and Director