Form 10-Q/A
period 2008-04-30
Jumpkicks, Inc.
filed 2008-08-06
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes    [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,860,000 common shares as of April 1, 2008.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q, previously filed with the United States Securities and Exchange Commission on June 13, 2008, is to correct a typographical error as the wrong box was inadvertantely checked on the form that reflects the Company's status as a shell company, as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.

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

Jumpkicks, Inc.

Date:	August 5, 2008

By: /s/Richard Douglas Richard Douglas Title: Chief Executive Officer and Director