Form 10-Q
period 2008-07-31
Jumpkicks, Inc.
filed 2008-09-15
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,860,000 common shares as of September 1, 2008.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of July 31, 2008;

F-2	Statements of Operations for the three and nine months ended July 31, 2008 and August 3, 2007 (date of inception) to July 31, 2008;

F-3	Statement of Stockholder's Equity for the three and nine months ended July 31, 2008 and August 3, 2007 (date of inception) to July 31, 2008

F-4	Statements of Cash Flows for the three and nine months ended July 31, 2008 and August 3, 2007 (date of inception) to July 31, 2008;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	July 31, 2008	October 31, 2007
	(unaudited)

CURRENT ASSETS

Cash	$4,111	$17,732
Inventory	283	-

Total Current Assets	4,394	17,732

FIXED ASSETS, net	5,038	5,945

TOTAL ASSETS	$9,432	$23,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$244

Total Current Liabilities	-	244

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 sharesauthorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Accumulated deficit	(17,768)	(3,767)

Total Stockholders' Equity	9,432	23,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,432	$23,677

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended July 31, 2008	For the Nine Months Ended July 31, 2008	From Inception on August 3, 2007 Through July 31, 2008

REVENUES	$-	$140	$211
COST OF GOODS SOLD	-	121	166
GROSS MARGIN	-	19	45

OPERATING EXPENSES

Depreciation expense	302	907	1,007
Professional fees	4,494	11,620	12,430
General and administrative	677	1,611	4,494

Total Operating Expenses	5,473	14,138	17,931

LOSS FROM OPERATIONS	(5,473)	(14,119)	(17,886)

OTHER INCOME

Interest income	118	118	118

Total Other Income	118	118	118

LOSS BEFORE INCOME TAXES	(5,355)	(14,001)	(17,768)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(5,355)	$(14,001)	$(17,768)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,860,000	10,860,000

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss from inception through October 31, 2007	-	-	-	(3,767)	(3,767)

Balance, October 31, 2007	10,860,000	10,860	16,340	(3,767)	23,433

Net loss for the nine months ended through July 31, 2008	-	-	-	(14,001)	(14,001)

Balance, July 31, 2008	10,860,000	$10,860	$16,340	$(17,768)	$9,432

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended July 31, 2008	From Inception on August 3, 2007 Through July 31, 2008

OPERATING ACTIVITIES

Net Loss	$(14,001)	$(17,768)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	907	1,007
Changes in operating assets and liabilities:
Changes in inventory	(283)	(283)
Changes in accounts payable	(244)	-

Net Cash Used by
Operating Activities	(13,621)	(17,044)

INVESTING ACTIVITIES

Increase in fixed assets and other assets	-	(6,045)

Net Cash Used by
Operating Activities	-	(6,045)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	27,200

Net Cash Provided by
Financing Activities	-	27,200

NET DECREASE IN CASH	(13,621)	4,111

CASH AT BEGINNING OF PERIOD	17,732	-

CASH AT END OF PERIOD	$4,111	$4,111

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008 and October 31, 2007

                NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements.  The results of operations for the periods ended July 31, 2008 are not necessarily indicative of the operating results for the full years.

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

Richard Douglas is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

URL

During May of 2008, an unknown third party changed the registration of our domain name, www.jumpkicks.com, so that our Site became inaccessible. We have investigated this change in registration, and we contracted with a third party to negotiate the return of our domain name. However, we have been unable to re-acquire the domain name www.jumpkicks.com.

We have purchased additional domain names, www.jumpkicks.net, www.jumpkicks.org, www.jumpkicks.us, and www.jumpkicks.info. We have uploaded our Site to these domain names, so that we will remain operational while we work to regain control of our original domain name.

Unfortunately, the domain name www.jumpkicks.com lent significant value to our company. The long history of the Site drew regular repeat traffic. We are now attempting to draw traffic to the new domain names, but we have thus far been unable to do so successfully. If we are not able to generate significant traffic, we will not be able to generate significant revenue to support our operations.

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

At this point in time, we do not have the financial resources to pay a web site designer to redevelop our Site. If we are able to acquire additional capital through debt or equity financing, we will then seek to contract with a web site designer. However, we currently do not have a viable plan to raise the capital necessary for a Site redesign.

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

Marketing

Our plan is to initially draw martial arts students and practitioners to our site by positioning ourselves as a source of martial arts knowledge. While our previous domain name had been used as a resource for martial artists around the world since 1996, we are now starting over to generate interest in our new domain names. We hope to position the Site to its position as a vital resource for instructors and students alike by engaging in the following:

•
Our President plans to update the most popular section of the Web Site regularly. A new Move of the Week will bring back repeat users each week to learn a new technique for themselves or their students;

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

Results of Operations for the three and nine months ended July 31, 2008 and from August 3, 2007 (date of inception).

For the three and nine months ended July 31, 2008, we generated gross revenue from sales of $0 and $140, respectively. Our Cost of Goods Sold during the three month period ended July 31, 2008 was $0 and our Operating Expenses equalled $5,473, consisting of $302 in Depreciation expense, $4,494 in professional fees, and $677 in General and Administrative Expenses. We also recorded interest income of $118 during the period. We therefore, recorded a net loss of $5,355 for the three months ended July 31, 2008. Our Cost of Goods Sold during the nine month period ended July 31, 2008 was $121 and our Operating Expenses equalled $14,138, consisting of $907 in Depreciation expense, $11,620 in professional fees, and $1,611 in General and Administrative

Expenses. We also recorded interest income of $118 during the period. We therefore, recorded a net loss of $14,001 for the nine months ended July 31, 2008.

For the period from August 3, 2007 (Date of Inception) until July 31, 2008, we generated gross revenue from sales of $211. Our Cost of Goods Sold during this period was $166 and our Operating Expenses equalled $17,931, consisting of $1,007 in Depreciation expense, $12,430 in professional fees, and $4,494 in General and Administrative Expenses. We also recorded interest income of $118 during the period. We therefore, recorded a net loss of $17,768 for the  period from August 3, 2007 (Date of Inception) until July 31, 2008.

Liquidity and Capital Resources

As of July 31, 2008, we had total current assets of $4,394, consisting entirely of $4,111 in Cash and $283 in inventory. Our total current liabilities as of July 31, 2008 were $0.  Thus, we have working capital of $4,394 as of July 31, 2008.

Operating activities used $17,044 in cash for the period from August 3, 2007 (Date of Inception) until July 31, 2008. Our net loss of $17,768 was the primary component of our negative operating cash flow. Investing Activities used $6,045 in cash during the period from August 3, 2007 (Date of Inception) until July 31, 2008, as a result of an increase in fixed assets and other assets. Financing Activities generated $27,200 in cash during the period from August 3, 2007 (Date of Inception) until July 31, 2008, due to proceeds from common stock issued. Our accounting, legal and administrative expenses for the next twelve months are anticipated to be approximately $25,000.  As of July 31, 2008, we had $4,111 in cash. We have struggled to generate traffic and revenue thus far. Therefore, we will need to raise additional funds during the next twelve months in order to execute on our business plan.

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

Off Balance Sheet Arrangements

As of July 31, 2008, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Richard Douglas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2008.

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

Jumpkicks, Inc.

Date:	September 15, 2008

By: /s/Richard Douglas Richard Douglas Title: Chief Executive Officer and Director