Form 10-K
period 2008-10-31
Jumpkicks, Inc.
filed 2009-02-12
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-148922

Jumpkicks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0690857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

632 Marsh Creek Court, Henderson, NV	89002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 888-283-1426

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  10,860,000 as of October 31, 2008.

 PART I

Item 1.   Business

Company Overview

We were incorporated as Jumpkicks, Inc. (“Jumpkicks”) in the State of Delaware on August 3, 2007 to engage in the business of online retailing. Specifically, we purchased and further developed a martial arts website (the “Site”). Through the Site, we provide content of interest to martial artists and sell products, such as uniforms, t-shirts, protective equipment, mats, and other equipment and accessories of interest to martial arts practitioners and instructors.

We sought to draw martial arts students and practitioners to our site by positioning ourselves as a source of martial arts knowledge. We anticipated that a certain percentage of visitors to our Site will become retail customers, purchasing the equipment we display in our online catalog. Although we offered discounted retail pricing to individual martial arts practitioners and students, demand for these products has been very limited.

During May of 2008, an unknown third party changed the registration of our domain name, www.jumpkicks.com, so that our Site became inaccessible. We have investigated this change in registration, and we contracted with a third party to negotiate the return of our domain name. However, we have been unable to re-acquire the domain name www.jumpkicks.com.

We have purchased additional domain names, www.jumpkicks.net, www.jumpkicks.org, www.jumpkicks.us, and www.jumpkicks.info. We have uploaded our Site to these domain names, and have pursued our business plan with these alternate sites.

Unfortunately, the domain name www.jumpkicks.com lent significant value to our company. The long history of the Site drew regular repeat traffic. We attempted to draw traffic to the new domain names, but were unable to do so successfully. Because we have not been able to generate significant traffic, we have not been able to generate significant revenue from sales to support our operations.

Our offices are located at 632 Marsh Creek Court, Henderson, Nevada 89002, and our telephone number is (888) 283-1426. Our Internet Site can be found at www.Jumpkicks.net. Information contained on our Web Site is not part of this periodic report.

Richard Douglas is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Plant and Significant Equipment

We do not intend to purchase or sell any plants or significant equipment in the next twelve months.

Intellectual Property

We have not filed a trademark application to register the name or the URL for our Site. To date, we do not own any other patent, trademark, or legally enforceable claim to proprietary intellectual property.

Employees

We have no significant employees other than our sole officer and director, Richard Douglas.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Government Regulation

Government regulation and compliance with environmental laws do not have a material effect on our business. We are subject to the laws and regulations of those jurisdictions in which we plan to operate and sell our products, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the publishing of our Site and the sale of our products are not subject to special regulatory and/or supervisory requirements.

Subsidiaries

We do not own any subsidiaries.

Item 2.   Properties

We do not lease or own any real property. We maintain our corporate office at 632 Marsh Creek Court, Henderson, NV. This office space is being provided free of charge by our president, Richard Douglas. While limited in size, our present corporate office provides facilities suited to our current operations. This arrangement provides us with the office space necessary to process necessary paper work while providing telephone, fax and mailing facilities. As our business operations grow, it may be necessary for us to seek additional office space.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended October 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “JKIK”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending October 31, 2008
Quarter Ended	High $	Low $
October 31, 2008	N/A	N/A
July 31, 2008	N/A	N/A
April 30, 2008	N/A	N/A
January 31, 2007	N/A	N/A

Fiscal Year Ending October 31, 2007
Quarter Ended	High $	Low $
October 31, 2007	N/A	N/A
July 31, 2007	N/A	N/A
April 30, 2007	N/A	N/A
January 31, 2006	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 31, 2008, we had 10,860,000 shares of our common stock issued and outstanding, held by 35 shareholders of record.

Dividends

We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

There are no restrictions in our Certificate of Incorporation or bylaws that restrict us from declaring dividends. The Delaware General Corporation Law provides that a corporation may pay dividends out of surplus, out the corporation's net profits for the preceding fiscal year, or both provided that there remains in the stated capital account an amount equal to the par value represented by all shares of the corporation's stock raving a distribution preference.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

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

Site Development

We are currently seeking to contract with a third party programmer to further develop our Site. While the site is currently operational and publicly available in a beta format, we intend to include at least two new sections in the proposed redevelopment of the Site. The first is a Tournaments section. This will include a schedule of martial arts tournaments around the country. We hope that martial artists will come to our Site to find information on local and national tournaments. After a tournament has occurred, we will include photos from the tournament, so that participants may log on to our Site to view and download photos of themselves and other competitors. We feel that this strategy will draw a large number of viewers to our Web Site.

The final section we intend to include in the redeveloped Web Site is our Online Catalog. We have already added a section to our Site containing a small list of products, which we have been offering for sale to our Site visitors. However, we intend to overwrite this temporary page with a permanent Online Catalog that will be developed by our contracted Site developer. We intend to offer a variety of martial arts supplies for sale through our Site, including: uniforms, t-shirts, protective equipment, mats, and other equipment and accessories of interest to martial arts practitioners and instructors. Our only current source and our only planned source of revenue is the retail sales generated through our Online Catalog. The other sections of the Site are intended to draw traffic to the Site. We anticipate that a certain percentage of visitors to our Site will become retail customers, purchasing the equipment we display in our online catalog. Thus, we feel our revenue will depend, in part, upon the quality of the remaining four sections of the Site. We have already created an early design of this section and posted a limited number of items for sale.

Although we have contacted several web site designers, we have not yet entered into a contractual relationship with anyone to redevelop our Site. We anticipate that the redevelopment of our Site will cost approximately $10,000. Much of this cost is due to the complexity of designing and programming web sites for retail sales. As part of the development, we may be required either to purchase commercially available third party shopping cart software packages such as Volusion E-commerce Solutions, or work with a company such as Intuit, designer of QuickBooks. Intuit offers Web design solutions that will incorporate their industry-standard accounting software into our Web Site.

At this point in time, we do not have the financial resources to pay a web site designer to redevelop our Site. If we are able to acquire additional capital through debt or equity financing, we will then seek to contract with a web site designer. However, we currently do not have a viable plan to raise the capital necessary for a Site redesign.

Increase Product Offerings

We currently offer fewer than twenty unique products for sale through our Online Catalog. If we are able to increase our online orders, we intend to increase our inventory level to reduce turnaround time for customers and to offer a greater number of products for sale. By offering a greater selection to the online shopping public, we hope to increase the volume of our sales and thereby increase our revenue and net income. Our suppliers offer thousands of products, and we are currently working with them to determine the most popular items, so we can incorporate them sooner than others and achieve a high level of efficiency in our business operations.

Refine Order Fulfilment

We currently have contracts with two major martial arts supply companies to purchase products from them at a discounted wholesale rate – Century Martial Arts Supply (“Century”) and Asian World of Martial Arts (“AWMA”). We plan to manage our standing inventory in a manner that allows us to meet most small orders immediately. This will allow us to be responsive to the majority of our customers without tying up a significant amount of capital to maintain a larger inventory level. We believe that the majority of our customers are currently individual practitioners and private instructors. Larger retail outlets and studios generally have access to the same wholesale prices we pay, and likely from the same suppliers as well. As we grow, we plan to switch from purchasing wholesale from martial arts suppliers to purchasing directly from manufacturers. This will allow us to then provide products directly to studio owners and retailers at a wholesale price that allows both them and us to realize a margin on the sale, while continuing our online retail sales with a larger margin.

Marketing

Our plan is to draw martial arts students and practitioners to our site by positioning ourselves as a source of martial arts knowledge. While our previous domain name had been used as a resource for martial artists around the world since 1996, we are now starting over to generate interest in our new domain names. We hope to position the Site as a vital resource for instructors and students alike by engaging in the following:

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

We currently have forecasted the expenditure of approximately $20,000 during the next twelve months in order to pursue our business plan and remain in compliance with the reporting requirements of the Securities Exchange Act of 1934. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees other than our sole officer and director, Mr. Richard Douglas. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses.

Results of Operations for the year ended October 31, 2008 and for the periods from August 3, 2007 (Date of Inception) until October 31, 2007, and October 31, 2008

We generated revenue from sales of $140 for the year ended October 31, 2008. Our Operating Expenses equaled $19,184, and Cost of Goods Sold was $404 during the year ended October 31, 2008. The primary components of our Operating Expenses were General and Administrative Expenses of $4,872, Depreciation Expense of $1,212, and Professional Fees of $13,100. After considering interest income of $118, our Net Loss for the year ended October 31, 2008, was $19,330.

We generated revenue from sales of $71 for the period from Inception (August 3, 2007) through October 31, 2007, and $211 for the period from Inception (August 3, 2007) through October 31, 2008. Our Cost of Goods Sold was $45 and $449 for each period, respectively. Our Operating Expenses for the period from Inception (August 3, 2007) through October 31, 2007 equaled $3,793. The primary components of our Operating Expenses were General and Administrative Expenses of $2,883, Depreciation Expense of $101, and Professional Fees of $809. Thus, our Net Loss for the period from Inception (August 3, 2007) through October 31, 2007, was $3,767. Our Operating Expenses for the period from Inception (August 3, 2007) through October 31, 2008 equaled $22,977. The primary components of our Operating Expenses were General and Administrative Expenses of $7,755, Depreciation Expense of $1,313, and Professional Fees of $13,909. After considering interest income of $118, our Net Loss for the period from Inception (August 3, 2007) through October 31, 2008, was $23,097.

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

As of October 31, 2008, we had total current assets of $3,370. We had $4,000 in current liabilities as of October 31, 2008. Thus, we had a working capital deficit of $630 as of October 31, 2008.

For the year ended October 31, 2008, and for the period from Inception (August 3, 2007) through October 31, 2007, and October 31, 2008, operating activities have used $14,362, $3,422, and $17,784, respectively. The primary factors in this negative operational cash flow were our net losses of $19,330, $3,767, and $23,097, respectively, offset primarily by changes in accounts payable. We generated no cash from financing activities during the year ended October 31, 2008, but we generated $27,200 in cash from financing activities during the periods from Inception (August 3, 2007) through October 31, 2007, and October 31, 2008, all of which was due to an equity offering. There was no positive or negative cash flow due to investing activities during the year ended October 31, 2008. Investing Activities used $6,046 in cash for the periods from Inception (August 3, 2007) through October 31, 2007, and October 31, 2008.

We expect to spend approximately $20,000 to further develop and market our Site, and to pay the professional fees associated with our business over the next twelve (12) months. As of October 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, we have accumulated deficit of $23,097 as of October 31, 2008.  We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position ourselves so that may be able to raise additional funds through the capital markets. In light of management’s efforts, our auditors have expressed doubt that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2008, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing our net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2008.

	(Loss) (Numerator)	Shares (Denominator)	Basic (Loss) Per Share Amount
For the year ended October 31, 2008	$ (19,330)	10,860,000	$ (0.00)
For the period ended October 31, 2007	$ (3,767)	10,430,000	$ (0.00)

Revenue Recognition

We recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We had not incurred any advertising expense as of October 31, 2008 and 2007.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

We provide for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Our predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	October 31, 2008	October 31, 2007
Income tax expense at statutory rate	$(7,539)	$(1,469)
Common stock issued for services	-0-	-0-
Valuation allowance	7,539	1,469
Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	October 31, 2008	October 31, 2007
NOL Carryover	$9,008	$1,469
Valuation allowance	(9,008)	(1,469)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $23,097 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.

If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  We have adopted an October 31 fiscal year end.

Stock-based compensation.

As of October 31, 2008, we have not issued any share-based payments to its employees.

We adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending October 31, 2008.

Item 9A(T).  Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of October 31, 2008, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at October 31, 2008:

·	We have only one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

Remediation of Material Weakness

We are unable to remedy the material weakness in our internal controls until we are able to hire additional employees, so that we may then introduce checks and balances on internal controls.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officer and directors, her age as of October 31, 2008 and her present position.

Name	Age	Position Held with the Company
Richard Douglas 632 Marsh Creek Court Henderson, NV 89002	42	President, Secretary, CEO, CFO, Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

Richard Douglas is our sole officer and director Mr. Douglas has been involved in martial arts for over thirty years as both a student and instructor. He has held the rank of Black Belt in three different national martial arts governing bodies: the United Fighting Arts Federation; the National Tang Soo Do Congress; and the Western Tang Soo Do Federation.

Mr. Douglas holds a Bachelor of Science degree in accounting and graduated in 2004 from the University of Nevada Las Vegas with a Masters of Accountancy Degree with an emphasis in tax.  He is licensed to practice in Nevada as a Certified Public Accountant. From 2000 to 2004, Mr. Douglas worked in the hotel services industry, focusing on guest services. Since 2004, Mr. Douglas has worked as a tax associate at a large public accounting firm, where he performed bookkeeping services and prepared individual, partnership and corporate tax returns.  As an auditing senior associate, he planned and performed compilation, review and auditing services for a variety of not-for-profit entities, large governmental entities, small and large hotels and casinos, and construction companies. As an accountant, Mr. Douglas has specialized in assurance services, focusing on internal audit functions, audits and compliance services, and brings that experience and perspective to Jumpkicks.

Directors

Our bylaws authorize no less than one (1) and more than ten (10) directors.  We currently have one Director.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended October 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended October 31, 2008:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Douglas	0	0	0

Code of Ethics

As of October 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Douglas,President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officer.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officer, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Richard Douglas	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (August 3, 2007) through October 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Douglas	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended October 31, 2008.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.  We do have a stock option plan in place at this time although we have not yet issued any options.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of Jumpkicks other than services ordinarily required of a director.  No director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

Stock Option Plans

We did not have a stock option plan as of October 31, 2008

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 31, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 10,860,000 Shares of Common Stock issued and outstanding as of October 31, 2008.

Name and Address of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Richard Douglas 632 Marsh Creek Court Henderson, NV 89002	Common Stock	10,000,000	92.08%
DIRECTORS AND OFFICERS – TOTAL		10,000,000	92.08%

5% SHAREHOLDERS
None	Common Stock	NONE	NONE

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$4,750	$0	$0	$0
2007	$5,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of October 31, 2008 and 2007;

F-3	Statements of Operations for the year ended October 31, 2008, and the periods from inception to October 31, 2007, and from inception to October 31, 2008;

F-4	Statement of Stockholders’ Equity for period from inception to October 31, 2008;

F-5	Statements of Cash Flows for the year ended October 31, 2008, and the periods from inception to October 31, 2007, and from inception to October 31, 2008;

F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on January 29, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Jumpkicks, Inc.

By:	/s/Richard Douglas
Richard Douglas President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

February 12, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Richard Douglas
Richard Douglas President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

February 12, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Jumpkicks, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Jumpkicks, Inc. (A Development Stage Company) as of October 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended October 31, 2008 and the period from inception August 3, 2007 through October 31, 2007 and since inception on August 3, 2007 through October 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jumpkicks, Inc. (A Development Stage Company) as of October 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended October 31, 2008 and the period from inception August 3, 2007 through October 31, 2008 and since inception on August 3, 2007 through October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $23,097 and limited liquidity and has not completed its efforts to establish a stabilized source of revenues, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
January 28, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	October 31, 2008	October 31, 2007

CURRENT ASSETS

Cash	$3,370	$17,732
Inventory	-	-

Total Current Assets	3,370	17,732

PROPERTY AND EQUIPMENT, net	4,733	5,945

TOTAL ASSETS	$8,103	$23,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$4,000	$244
Bank overdraft	-	-

Total Current Liabilities	4,000	244

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(23,097)	(3,767)

Total Stockholders' Equity	4,103	23,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,103	$23,677

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended October 31, 2008	From Inception on August 3, 2007 Through October 31, 2007	From Inception on August 3, 2007 Through October 31, 2008

REVENUES	$140	$71	$211
COST OF GOODS SOLD	404	45	449
GROSS MARGIN	(264)	26	(238)

OPERATING EXPENSES

Depreciation expense	1,212	101	1,313
Professional fees	13,100	809	13,909
General and administrative	4,872	2,883	7,755

Total Operating Expenses	19,184	3,793	22,977

LOSS FROM OPERATIONS	(19,448)	(3,767)	(23,215)

OTHER INCOME

Interest income	118	-	118

Total Other Income	118	-	118

LOSS BEFORE INCOME TAXES	(19,330)	(3,767)	(23,097)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(19,330)	$(3,767)	$(23,097)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,860,000	10,430,000

The accompanying notes are a integral part of these financials statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss from inception through October 31, 2007	-	-	-	(3,767)	(3,767)

Balance, October 31, 2007	10,860,000	10,860	16,340	(3,767)	23,433

Net loss for the year ended October 31, 2008	-	-	-	(19,330)	(19,330)

Balance, October 31, 2008	10,860,000	$10,860	$16,340	$(23,097)	$4,103

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended October 31, 2008	From Inception on August 3, 2007 Through October 31, 2007	From Inception on August 3, 2007 Through October 31, 2008

OPERATING ACTIVITIES

Net loss	$(19,330)	$(3,767)	$(23,097)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,212	101	1,313
Changes in operating assets and liabilities:
Changes in inventory	-	-	-
Changes in accounts payable	3,756	244	4,000

Net Cash Used in Operating Activities	(14,362)	(3,422)	(17,784)

INVESTING ACTIVITIES

Purchase of property and equipment	-	(6,046)	(6,046)

Net Cash Used in Investing Activities	-	(6,046)	(6,046)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	27,200	27,200

Net Cash Provided by Financing Activities	-	27,200	27,200

NET DECREASE IN CASH	(14,362)	17,732	3,370

CASH AT BEGINNING OF PERIOD	17,732	-	-

CASH AT END OF PERIOD	$3,370	$17,732	$3,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008 and 2007

1.           Summary of Significant Accounting Policies
Nature of Business
Jumpkicks, Inc. (the Company) was incorporated in the State of Delaware on August 3, 2007.  The Company is engaged in retail sales of martial arts related equipment and services.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2008.

	(Loss) (Numerator)	Shares (Denominator)	Basic (Loss) Per Share Amount
For the year ended October 31, 2008	$(19,330)	10,860,000	$(0.00)
For the period ended October 31, 2007	$(3,767)	10,430,000	$(0.00)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of October 31, 2008 and 2007.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008 and 2007

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

1.           Summary of Significant Accounting Policies
Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	October 31, 2008	October 31, 2007
Income tax expense at statutory rate	$(7,539)	$(1,469)
Common stock issued for services	-0-	-0-
Valuation allowance	7,539	1,469
Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	October 31, 2008	October 31, 2007
NOL Carryover	$9,008	$1,469
Valuation allowance	(9,008)	(1,469)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $23,097 for federal income tax reporting

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008 and 2007

purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.

1.           Summary of Significant Accounting Policies
Impairment of Long-Lived Assets  (Continued)

If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted an October 31 fiscal year end.

Stock-based compensation.
As of October 31, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008 and 2007

December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

1.           Summary of Significant Accounting Policies
Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008 and 2007

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

1.           Summary of Significant Accounting Policies
Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008 and 2007

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities

1.           Summary of Significant Accounting Policies
Recent Accounting Pronouncements

applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008 and 2007

expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

2.           COMMON STOCK
During 2007, the Company received $10,000 from its founders for 10,000,000 shares of its common stock. The Company also received $17,200 in a private placement of its shares at $0.02 per share for 860,000 shares.

3.           GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $23,097 as of October 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008 and 2007

3.           GOING CONCERN (CONTINUED)

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4.           PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line methods over the useful life of the related assets of 5 years. The major classes of assets as of the balance sheet date are as follows:

Office Equipment	$431
Computer Equipment	5,615
Accumulated Depreciation	(1,313)

Total	$4,733

Depreciation expense was $1,212 and $101 for the years ended October 31, 2008 and 2007, respectively.