Form 10-Q
period 2009-01-31
Jumpkicks, Inc.
filed 2009-03-23
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

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
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes   [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,860,000 common shares as of January 31, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of January 31, 2009 and October 31, 2008;

F-2	Statements of Operations for the three month periods ended January 31, 2009 and 2008, and for the period from August 3, 2007 (date of inception) to January 31, 2009;

F-3	Statements of Stockholders’ Equity for period from August 3, 2007 (date of inception) to January 31, 2009 (unaudited);

F-4	Statements of Cash Flows for the three month periods ended January 31, 2009 and 2008, and for the period from August 3, 2007 (date of inception) to January 31, 2009;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	January 31, 2009	October 31, 2008
	(unaudited)	(Re-Stated)

CURRENT ASSETS

Cash	$396	$3,370
Inventory	-	-

Total Current Assets	396	3,370

FIXED ASSETS, net	4,430	4,733

TOTAL ASSETS	$4,826	$8,103

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$2,646	$6,546
Due to Shareholder	2,000
Bank Overdraft	-	-

Total Current Liabilities	4,646	6,546

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(27,020)	(25,643)

Total Stockholders' Equity	180	1,557

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,826	$8,103

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	From Inception on August 3, 2007 Through January 31, 2009

REVENUES	$50	$119	$261
COST OF GOODS SOLD	-	121	449
GROSS MARGIN	50	(2)	(188)

OPERATING EXPENSES

Depreciation expense	303	302	1,616
Professional fees	100	1,013	16,555
General and administrative	1,024	161	8,779

Total Operating Expenses	1,427	1,476	26,950

LOSS FROM OPERATIONS	(1,377)	(1,478)	(27,138)

OTHER INCOME

Interest income	-	-	118

Total Other Income	-	-	118

LOSS BEFORE INCOME TAXES	(1,377)	(1,478)	(27,020)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(1,377)	$(1,478)	$(27,020)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,860,000	10,860,000

The accompanying notes are a integral part of these financials statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss from inception through October 31, 2008	-	-	-	(25,643)	(25,643)

Balance, October 31, 2008	10,860,000	10,860	16,340	(25,643)	1,557

Net loss for the three months ended through January 31, 2009	-	-	-	(1,377)	(1,377)

Balance, January 31, 2009	10,860,000	$10,860	$16,340	$(27,020)	$180

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	From Inception on August 3, 2007 Through January 31, 2009

OPERATING ACTIVITIES

Net loss	$(1,377)	$(1,478)	$(27,020)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	303	302	1,515
Changes in operating assets and liabilities:
Changes in inventory	-	-	-
Changes in accounts payable	(3,900)	770	2,747

Net Cash Used by
Operating Activities	(4,974)	(406)	(22,758)

INVESTING ACTIVITIES

Increase in fixed assets and other assets	-	-	(6,046)

Net Cash Used by
Operating Activities	-	-	(6,046)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	27,200
Proceeds from loans	2,000	-	2,000

Net Cash Provided by
Financing Activities	2,000	-	29,200

NET DECREASE IN CASH	(2,974)	(406)	396

CASH AT BEGINNING OF PERIOD	3,370	17,732	-

CASH AT END OF PERIOD	$396	$17,326	$396

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009 and October 31, 2008

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 audited financial statements.  The results of operations for the periods ended January 31, 2009 are not necessarily indicative of the operating results for the full years.

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

 JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009 and October 31, 2008
NOTE 3 - RESTATEMENT

On March 13, 2009, it was discovered that the financial statements as of October 31, 2008 contained an error relating to the recording of an accounts payable.  The expenses for the period ending October 31, 2008 were understated by $2,546 as were the accounts payable.  The net effect of the adjustment made to correct this error is as follows:

Restatements Made to the Balance Sheet

	As Previously Reported	Adjustment	As Restated

	Year Ended October 31, 2008

Total Current Liabilities	4,000	2,546	6,546
Deficit accumulated during the development stage	(23,097)	2,546	(25,643)
Total Stockholders' Equity	4,103	2,546	1,557

Restatements Made to the Statement of Operations

	As Previously Reported	Adjustment	As Restated

	Year Ended October 31, 2008

Total Operating Expenses	7,873	2,546	10,419
Net Loss	(15,330)	2,546	(17,876)

Restatements Made to the Statement of Stockholders' Equity

As Previously Reported	Adjustment	As Restated

Year Ended October 31, 2008

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009 and October 31, 2008

Net Loss for the Year Ended October 31, 2008	(19,097)	2,546	(21,876)
Balance as of October 31, 2008	(23,097)	2,546	(25,643)

Restatements Made to the Statements of Cash Flows

No Effect

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

Richard Douglas is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Results of Operations for the three month periods ended January 31, 2009 and 2008, and from for the period from August 3, 2007 (date of inception) through January 31, 2009.

For the three months ended January 31, 2009 and 2008, we generated gross revenue from sales of $50 and $119, respectively. Our Cost of Goods Sold during the three month period ended January 31, 2009 was $0 and our Operating Expenses equalled $1,427, consisting of $303 in Depreciation expense, $100 in professional fees, and $1,024 in General and Administrative Expenses. We therefore, recorded a net loss of $1,377 for the three months ended January 31, 2009. Our Cost of Goods Sold during the three month period ended January 31, 2008 was $121 and our Operating Expenses equalled $1,476, consisting of $302 in Depreciation expense, $1,013 in professional fees, and $161 in General and Administrative Expenses. We therefore, recorded a net loss of $1,478 for the three months ended January 31, 2008.

For the period from August 3, 2007 (Date of Inception) until January 31, 2009, we generated gross revenue from sales of $261. Our Cost of Goods Sold during this period was $449 and our Operating Expenses equalled $26,950, consisting of $1,616 in Depreciation expense, $16,555 in professional fees, and $8,779 in General and Administrative Expenses. We also recorded interest income of $118 during the period. We therefore, recorded a net loss of $27,020 for the period from August 3, 2007 (Date of Inception) until January 31, 2009.

Liquidity and Capital Resources

As of January 31, 2009, we had total current assets of $396, consisting entirely of Cash. Our total current liabilities as of January 31, 2009 were $4,646.  Thus, we have a working capital deficit of $4,250 as of January 31, 2009.

Operating activities used $4,974 in cash for the three months ended January 31, 2009, and $22,758 in cash for the period from August 3, 2007 (Date of Inception) until January 31, 2009. Our net loss of $1,377 and a change in accounts payable of $3,900 were the primary components of our negative operating cash flow for the three months ended January 31, 2009, while our net loss of $27,020 was the primary component of our negative operating cash flow for the period from August 3, 2007 (Date of Inception) until January 31, 2009.

Investing Activities used $6,046 in cash during the period from August 3, 2007 (Date of Inception) until January 31, 2009, as a result of an increase in fixed assets and other assets. Investing activities did not use or generate cash for the three months ended January 31, 2009.

Financing Activities generated $2,000 in cash for the three months ended January 31, 2009, consisting entirely of proceeds from loans. Financing activities generated $29,200 in cash during the period from August 3, 2007 (Date of Inception) until January 31, 2009, due to proceeds of $27,200 from common stock issued, and proceeds from loans of $2,000.

We expect to spend approximately $20,000 to further develop and market our Site, and to pay the professional fees associated with our business over the next twelve (12) months. As of January 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Richard Douglas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2009.

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

Jumpkicks, Inc.

Date:	March 23, 2008

By: /s/Richard Douglas Richard Douglas Title: Chief Executive Officer and Director