Form 10-K/A
period 2008-10-31
Jumpkicks, Inc.
filed 2009-03-30
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A . Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Results of Operations for the year ended October 31, 2008 and for the periods from August 3, 2007 (Date of Inception) until October 31, 2007, and October 31, 2008

We generated revenue from sales of $140 for the year ended October 31, 2008. Our Operating Expenses equaled $21,730.00 , and Cost of Goods Sold was $404 during the year ended October 31, 2008. The primary components of our Operating Expenses were General and Administrative Expenses of $4,872, Depreciation Expense of $1,212, and Professional Fees of $15,646 . After considering interest income of $118, our Net Loss for the year ended October 31, 2008, was $21,876 .

We generated revenue from sales of $71 for the period from Inception (August 3, 2007) through October 31, 2007, and $211 for the period from Inception (August 3, 2007) through October 31, 2008. Our Cost of Goods Sold was $45 and $449 for each period, respectively. Our Operating Expenses for the period from Inception (August 3, 2007) through October 31, 2007 equaled $3,793. The primary components of our Operating Expenses were General and Administrative Expenses of $2,883, Depreciation Expense of $101, and Professional Fees of $809. Thus, our Net Loss for the period from Inception (August 3, 2007) through October 31, 2007, was $3,767. Our Operating Expenses for the period from Inception (August 3, 2007) through October 31, 2008 equaled $25,523 . The primary components of our Operating Expenses were General and Administrative Expenses of $7,755, Depreciation Expense of $1,313, and Professional Fees of $16,455 . After considering interest income of $118, our Net Loss for the period from Inception (August 3, 2007) through October 31, 2008, was $25,643 .

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

As of October 31, 2008, we had total current assets of $3,370. We had $6,546 in current liabilities as of October 31, 2008. Thus, we had a working capital deficit of $3,176 as of October 31, 2008

For the year ended October 31, 2008, and for the period from Inception (August 3, 2007) through October 31, 2007, and October 31, 2008, operating activities have used $14,362, $3,422, and $17,784, respectively. The primary factors in this negative operational cash flow were our net losses of $21,876 , $3,767, and $25,643 , respectively, offset primarily by changes in accounts payable. We generated no cash from financing activities during the year ended October 31, 2008, but we generated $27,200 in cash from financing activities during the periods from Inception (August 3, 2007) through October 31, 2007, and October 31, 2008, all of which was due to an equity offering. There was no positive or negative cash flow due to investing activities during the year ended October 31, 2008. Investing Activities used $6,046 in cash for the periods from Inception (August 3, 2007) through October 31, 2007, and October 31, 2008.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, we have accumulated deficit of $25,643 as of October 31, 2008.  We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

	(Loss) (Numerator)	Shares (Denominator)	Basic (Loss) Per Share Amount
For the year ended October 31, 2008	$ (21,876)	10,860,000	$ (0.00)
For the period ended October 31, 2007	$ (3,767)	10,860,000	$ (0.00)

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

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $25,643 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

March 24, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Richard Douglas
Richard Douglas President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

March 24, 2009

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
Moore & Associates, Chartered
Las Vegas, Nevada
January 28, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	October 31, 2008	October 31, 2007

CURRENT ASSETS

Cash	$3,370	$17,732
Inventory	-	-

Total Current Assets	3,370	17,732

PROPERTY AND EQUIPMENT, net	4,733	5,945

TOTAL ASSETS	$8,103	$23,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$6,546	$244
Bank overdraft	-	-

Total Current Liabilities	6,546	244

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(25,643)	(3,767)

Total Stockholders' Equity	1,557	23,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,103	$23,677

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended October 31, 2008	From Inception on August 3, 2007 Through October 31, 2007	From Inception on August 3, 2007 Through October 31, 2008

REVENUES	$140	$71		$211
COST OF GOODS SOLD	404	45		449
GROSS MARGIN	(264)	26		(238)

OPERATING EXPENSES

Depreciation expense	1,212	101		1,313
Professional fees	15,646	809		16,455
General and administrative	4,872	2,883		7,755

Total Operating Expenses	21,730	3,793		25,523

LOSS FROM OPERATIONS	(21,994)	(3,767)		(25,761)

OTHER INCOME

Interest income	118	-		118

Total Other Income	118	-		118

LOSS BEFORE INCOME TAXES	(21,876)	(3,767)		(25,643)
INCOME TAX EXPENSE	-	-		-

NET LOSS	$(19,330)	$(3,767)	$	(25,643)

BASIC LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,860,000	10,430,000

The accompanying notes are a integral part of these financials statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss from inception through October 31, 2007	-	-	-	(3,767)	(3,767)

Balance, October 31, 2007	10,860,000	10,860	16,340	(3,767)	23,433

Net loss for the year ended October 31, 2008	-	-	-	(21,876)	(21,876)

Balance, October 31, 2008	10,860,000	$10,860	$16,340	$ (25,643)	$1,557

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended October 31, 2008		From Inception on August 3, 2007 Through October 31, 2007	From Inception on August 3, 2007 Through October 31, 2008

OPERATING ACTIVITIES

Net loss	$	(21,876)	$(3,767)	$	(25,643)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense		1,212	101		1,313
Changes in operating assets and liabilities:
Changes in inventory		-	-		-
Changes in accounts payable		6,302	244		6,546

Net Cash Used in Operating Activities		(14,362)	(3,422)		(17,784)

INVESTING ACTIVITIES

Purchase of property and equipment		-	(6,046)		(6,046)

Net Cash Used in Investing Activities		-	(6,046)		(6,046)

FINANCING ACTIVITIES

Proceeds from common stock issued		-	27,200		27,200

Net Cash Provided by Financing Activities		-	27,200		27,200

NET DECREASE IN CASH		(14,362)	17,732		3,370

CASH AT BEGINNING OF PERIOD		17,732	-		-

CASH AT END OF PERIOD		$3,370	$17,732		$3,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest		$-	$-		$-
Income Taxes		$-	$-		$-

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