Form 10-Q
period 2009-04-30
Jumpkicks, Inc.
filed 2009-06-15
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes   [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,860,000 common shares as of April 30, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of April 30, 2009 and October 31, 2008;

F-2	Statements of Operations for the three and six month periods ended April 30, 2009 and 2008, and for the period from August 3, 2007 (date of inception) to April 30, 2009;

F-3	Statements of Stockholders’ Equity for period from August 3, 2007 (date of inception) to April 30, 2009 (unaudited);

F-4	Statements of Cash Flows for the six month periods ended April 30, 2009 and 2008, and for the period from August 3, 2007 (date of inception) to April 30, 2009;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	April 30, 2009	October 31, 2008
	(unaudited)

CURRENT ASSETS

Cash	$309	$3,370
Inventory	-	-

Total Current Assets	309	3,370

FIXED ASSETS, net	4,127	4,733

TOTAL ASSETS	$4,436	$8,103

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$5,906	$6,546
Due to Shareholder	4,500
Bank Overdraft	-	-

Total Current Liabilities	10,406	6,546

STOCKHOLDERS' EQUITY

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(33,170)	(25,643)

Total Stockholders' Equity	(5,970)	1,557

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,436	$8,103

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended April 30, 2009	For the Three Months Ended April 30, 2008	For the Six Months Ended April 30, 2009	For the Six Months Ended April 30, 2008	From Inception on August 3, 2007 Through April 30, 2009

REVENUES	$140	$21	$190	$119	$401
COST OF GOODS SOLD	77	-	77	121	526
GROSS MARGIN	63	21	113	(2)	(125)

OPERATING EXPENSES

Depreciation expense	303	303	606	302	1,919
Professional fees	5,760	6,113	6,860	1,013	23,315
General and administrative	150	773	174	161	7,929

Total Operating Expenses	6,213	7,189	7,640	1,476	33,163

LOSS FROM OPERATIONS	(6,150)	(7,168)	(7,527)	(1,478)	(33,288)

OTHER INCOME

Interest income	-	-	-	-	118

Total Other Income	-	-	-	-	118

LOSS BEFORE INCOME TAXES	(6,150)	(7,168)	(7,527)	(1,478)	(33,170)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,150)	$(7,168)	$(7,527)	$(1,478)	$(33,170)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,860,000	10,860,000	10,860,000	10,860,000

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss from inception through October 31, 2008	-	-	-	(25,643)	(25,643)

Balance, October 31, 2008	10,860,000	10,860	16,340	(25,643)	1,557

Net loss for the six months ended April 30, 2009	-	-	-	(7,527)	(7,527)

Balance, April 30, 2009	10,860,000	$10,860	$16,340	$(33,170)	$(5,970)

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended April 30, 2009	For the Six Months Ended April 30, 2008	From Inception on August 3, 2007 Through April 30, 2009

OPERATING ACTIVITIES

Net loss	$(7,527)	$(8,646)	$(33,170)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	606	605	1,919
Changes in operating assets and liabilities:
Changes in inventory	-	-	-
Changes in accounts payable	(640)	243	5,906

Net Cash Used by
Operating Activities	(7,561)	(7,798)	(25,345)

INVESTING ACTIVITIES

Increase in fixed assets and other assets	-	-	(6,046)

Net Cash Used by
Operating Activities	-	-	(6,046)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	27,200
Proceeds from loans	4,500	-	4,500

Net Cash Provided by
Financing Activities	4,500	-	31,700

NET DECREASE IN CASH	(3,061)	(7,798)	309

CASH AT BEGINNING OF PERIOD	3,370	17,732	-

CASH AT END OF PERIOD	$309	$9,934	$309

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009 and October 31, 2008

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 audited financial statements.  The results of operations for the periods ended April 30, 2009 are not necessarily indicative of the operating results for the full years.

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

Richard Douglas is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Results of Operations for the three and six month periods ended April 30, 2009 and 2008, and from for the period from August 3, 2007 (date of inception) through April 30, 2009.

For the three months ended April 30, 2009 and 2008, we generated gross revenue from sales of $140 and $21, respectively. Our Cost of Goods Sold during the three month period ended April 30, 2009 was $77 and our Operating Expenses equalled $6,213, consisting of $303 in Depreciation expense, $5,760 in professional fees, and $150 in General and Administrative Expenses. We therefore recorded a net loss of $6,150 for the three months ended April 30, 2009. Our Cost of Goods Sold during the three month period ended April 30, 2008 was $0 and our Operating Expenses equalled $7,189, consisting of $303 in Depreciation expense, $6,113 in professional fees, and $773 in General and Administrative Expenses. We therefore, recorded a net loss of $7,168 for the three months ended April 30, 2008.

For the six months ended April 30, 2009 and 2008, we generated gross revenue from sales of $190 and $119, respectively. Our Cost of Goods Sold during the six month period ended April 30, 2009 was $77 and our Operating Expenses equalled $7,640, consisting of $606 in Depreciation expense, $6,860 in professional fees, and $174 in General and Administrative Expenses. We therefore, recorded a net loss of $7,527 for the six months ended April 30, 2009. Our Cost of Goods Sold during the six month period ended April 30, 2008 was $121 and our Operating Expenses equalled $1,476, consisting of $302 in Depreciation expense, $1,013 in professional fees, and $161 in General and Administrative Expenses. We therefore, recorded a net loss of $1,478 for the six months ended April 30, 2008.

For the period from August 3, 2007 (Date of Inception) until April 30, 2009, we generated gross revenue from sales of $401. Our Cost of Goods Sold during this period was $526 and our Operating Expenses equalled $33,163, consisting of $1,919 in Depreciation expense, $23,315 in professional fees, and $7,929 in General and Administrative Expenses. We also recorded interest income of $118 during the period. We therefore, recorded a net loss of $33,170 for the period from August 3, 2007 (Date of Inception) until April 30, 2009.

Liquidity and Capital Resources

As of April 30, 2009, we had total current assets of $309, consisting entirely of Cash. Our total current liabilities as of April 30, 2009 were $10,406, consisting of $5,906 in Accounts Payable and $4,500 Due to Shareholder.  Thus, we have a working capital deficit of $10,097 as of April 30, 2009.

Operating activities used $7,561 in cash for the six months ended April 30, 2009, $7,798 in cash for the six months ended April 30, 2008, and $25,345 in cash for the period from August 3, 2007 (Date of Inception) until April 30, 2009. Our net losses of $7,527, $8,646, and $33,170 were the primary components of our negative operating cash flow for the periods, respectively.

Investing Activities used $6,046 in cash during the period from August 3, 2007 (Date of Inception) until April 30, 2009, as a result of an increase in fixed assets and other assets. Investing activities did not use or generate cash for the six months ended April 30, 2009, or for the six months ended April 30, 2008.

Financing Activities generated $4,500 in cash for the six months ended April 30, 2009, consisting entirely of proceeds from loans. Financing Activities neither generated nor used cash for the six months ended April 30, 2008. Financing activities generated $31,700 in cash during the period from August 3, 2007 (Date of Inception) until April 30, 2009, due to proceeds of $27,200 from common stock issued, and proceeds from loans of $4,500.

We expect to spend approximately $10,000 to further develop and market our Site, and to pay the professional fees associated with our business over the next twelve (12) months. As of April 30, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Richard Douglas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2009.

Item 5.     Other Information

None.

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

Jumpkicks, Inc.

Date:	June 15, 2009

By: /s/Richard Douglas Richard Douglas Title: Chief Executive Officer and Director