Form 10-Q
period 2009-07-31
Jumpkicks, Inc.
filed 2009-09-14
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,860,000 common shares as of September 14, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of July 31, 2009 (unaudited) and October 31, 2008 (audited);
F-2	Statements of Operations for the three and nine month periods ended July 31, 2009 and 2008, and for the period from August 3, 2007 (date of inception) to July 31, 2009 (unaudited);
F-3	Statements of Stockholders’ Equity for period from August 3, 2007 (date of inception) to July 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the nine month periods ended July 31, 2009 and 2008, and for the period from August 3, 2007 (date of inception) to July 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets
As of July 31, 2009 (unaudited) and October 31, 2008 (audited)

ASSETS
	July 31, 2009	October 31, 2008
	(unaudited)	(audited)

CURRENT ASSETS

Cash	$737	$3,370
Inventory	-	-

Total Current Assets	737	3,370

FIXED ASSETS, net	3,824	4,733

TOTAL ASSETS	$4,561	$8,103

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,990	$6,546
Due to Shareholder	9,500
Bank Overdraft	-	-

Total Current Liabilities	12,490	6,546

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(35,129)	(25,643)

Total Stockholders' Equity (Deficit)	(7,929)	1,557

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,561	$8,103

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations
For the Three Months and Nne Months Ended July 31, 2009
For the Period from August 3, 2007 (Inception) to July 31, 2009
(unaudited)

	For the Three Months Ended July 31, 2009	For the Three Months Ended July 31, 2008	For the Nine Months Ended July 31, 2009	For the Nine Months Ended July 31, 2008	From Inception on August 3, 2007 Through July 31, 2009

REVENUES	$500	$-	$690	$140	$901
COST OF GOODS SOLD	796	-	872	121	1,321
GROSS MARGIN	(296)	-	(182)	19	(420)

OPERATING EXPENSES

Depreciation expense	303	302	909	907	2,222
Professional fees	1,291	4,494	8,151	11,620	24,606
General and administrative	69	677	244	1,611	7,999

Total Operating Expenses	1,663	5,473	9,304	14,138	34,827

LOSS FROM OPERATIONS	(1,959)	(5,473)	(9,486)	(14,119)	(35,247)

OTHER INCOME

Interest income	-	118	-	118	118

Total Other Income	-	118	-	118	118

LOSS BEFORE INCOME TAXES	(1,959)	(5,355)	(9,486)	(14,001)	(35,129)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(1,959)	$(5,355)	$(9,486)	$(14,001)	$(35,129)

BASIC LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,860,000	10,860,000	10,860,000	10,860,000

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
August 3, 2007 (Inception) to July 31, 2009
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss from inception through October 31, 2008	-	-	-	(25,643)	(25,643)

Balance, October 31, 2008	10,860,000	10,860	16,340	(25,643)	1,557

Net loss for the nine months ended July 31, 2009	-	-	-	(9,486)	(9,486)

Balance, July 31, 2009	10,860,000	$10,860	$16,340	$(35,129)	$(7,929)

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended July 31, 2009 and 2008
For the Period From August 3, 2007 (Inception) to July 31, 2009
(unaudited)

	For the Nine Months Ended July 31, 2009	For the Nine Months Ended July 31, 2008	From Inception on August 3, 2007 Through July 31, 2009

OPERATING ACTIVITIES

Net loss	$(9,486)	$(14,001)	$(35,129)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	909	907	2,222
Changes in operating assets and liabilities:
Changes in inventory	-	(283)	-
Changes in accounts payable	(3,556)	(244)	2,990

Net Cash Used by Operating Activities	(12,133)	(13,621)	(29,917)

INVESTING ACTIVITIES

Increase in fixed assets and other assets	-	-	(6,046)

Net Cash Used by Operating Activities	$-	$-	$(6,046)

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	27,200
Proceeds from loans	9,500	-	9,500

Net Cash Provided by Financing Activities	9,500	-	36,700

NET DECREASE IN CASH	(2,633)	(13,621)	737

CASH AT BEGINNING OF PERIOD	3,370	17,732	-

CASH AT END OF PERIOD	$737	$4,111	$737

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 audited financial statements.  The results of operations for the periods ended July 31, 2009 are not necessarily indicative of the operating results for the full years.

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

Richard Douglas is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Results of Operations for the three and nine month periods ended July 31, 2009 and 2008, and from for the period from August 3, 2007 (date of inception) through July 31, 2009.

For the three months ended July 31, 2009 and 2008, we generated gross revenue from sales of $500 and $0, respectively. Our Cost of Goods Sold during the three month period ended July 31, 2009 was $796 and our Operating Expenses equaled $1,663, consisting of $303 in Depreciation expense, $1,291 in professional fees, and $69 in General and Administrative Expenses. We therefore recorded a net loss of $1,959 for the three months ended July 31, 2009. Our Cost of Goods Sold during the three month period ended July 31, 2008 was $0 and our Operating Expenses equaled $5,473, consisting of $302 in Depreciation expense, $4,494 in professional fees, and $677 in General and Administrative Expenses. We therefore, after including Interest Income of $118, recorded a net loss of $5,355 for the three months ended July 31, 2008.

For the nine months ended July 31, 2009 and 2008, we generated gross revenue from sales of $690 and $140, respectively. Our Cost of Goods Sold during the nine month period ended July 31, 2009 was $872 and our Operating Expenses equaled $9,304, consisting of $909 in Depreciation expense, $8,151 in professional fees, and $244 in General and Administrative Expenses. We therefore, recorded a net loss of $9,486 for the nine months ended July 31, 2009. Our Cost of Goods Sold during the nine month period ended July 31, 2008 was $121 and our Operating Expenses equaled $14,138, consisting of $907 in Depreciation expense, $11,620 in professional fees, and $1,611 in General and Administrative Expenses. We therefore, after including Interest Income of $118, recorded a net loss of $14,001 for the nine months ended July 31, 2008.

For the period from August 3, 2007 (Date of Inception) until July 31, 2009, we generated gross revenue from sales of $901. Our Cost of Goods Sold during this period was $1,321 and our Operating Expenses equalled $34,827, consisting of $2,222 in Depreciation expense, $24,606 in professional fees, and $7,999 in General and Administrative Expenses. We also recorded interest income of $118 during the period. We therefore, recorded a net loss of $35,129 for the period from August 3, 2007 (Date of Inception) until July 31, 2009.

Liquidity and Capital Resources

As of July 31, 2009, we had total current assets of $737, consisting entirely of Cash. Our total current liabilities as of July 31, 2009 were $12,490, consisting of $2,990 in Accounts Payable and $9,500 Due to Shareholder.  Thus, we have a working capital deficit of $11,753 as of July 31, 2009.

Operating activities used $12,133 in cash for the nine months ended July 31, 2009, $13,621 in cash for the nine months ended July 31, 2008, and $29,917 in cash for the period from August 3, 2007 (Date of Inception) until July 31, 2009. Our net losses of $9,486, $14,001, and $35,129 were the primary components of our negative operating cash flow for the periods, respectively.

Investing Activities used $6,046 in cash during the period from August 3, 2007 (Date of Inception) until July 31, 2009, as a result of an increase in fixed assets and other assets. Investing activities did not use or generate cash for the nine months ended July 31, 2009, or for the nine months ended July 31, 2008.

Financing Activities generated $9,500 in cash for the nine months ended July 31, 2009, consisting entirely of proceeds from loans. Financing Activities neither generated nor used cash for the nine months ended July 31, 2008. Financing activities generated $36,700 in cash during the period from August 3, 2007 (Date of Inception) until July 31, 2009, due to proceeds of $27,200 from common stock issued, and proceeds from loans of $9,500.

We expect to spend approximately $10,000 to further develop and market our Site, and to pay the professional fees associated with our business over the next twelve (12) months. As of July 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Richard Douglas.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2009.

Item 5.     Other Information

None

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

Jumpkicks, Inc.

Date:	September 14, 2009

By: /s/ Richard Douglas Richard Douglas Title: Chief Executive Officer and Director