Form 10-K
period 2009-10-31
Jumpkicks, Inc.
filed 2010-02-16
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  10,860,000 as of February 16, 2009.

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

Unfortunately, the domain name www.jumpkicks.com lent significant value to our company. The long history of the Site drew regular repeat traffic. We have attempted to draw traffic to the new domain names, but have been unable to do so successfully. Because we have not been able to generate significant traffic, we have not been able to generate significant revenue from sales to support our operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended October 31, 2009.

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

Fiscal Year Ending October 31, 2009
Quarter Ended	High $	Low $
October 31, 2009	N/A	N/A
July 31, 2009	N/A	N/A
April 30, 2009	N/A	N/A
January 31, 2008	N/A	N/A

Fiscal Year Ending October 31, 2008
Quarter Ended	High $	Low $
October 31, 2008	N/A	N/A
July 31, 2008	N/A	N/A
April 30, 2008	N/A	N/A
January 31, 2006	N/A	N/A

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

Holders of Our Common Stock

As of October 31, 2009, we had 10,860,000 shares of our common stock issued and outstanding, held by 35 shareholders of record.

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

Site Development

Our site is currently operational and publicly available in a beta format. We have not, thus far, been able to generate sufficient revenue to finance the proposed redevelopment of the Site. The redeveloped site would contain at least two new sections. The first is a Tournaments section. This will include a schedule of martial arts tournaments around the country. We had hoped that martial artists would come to our Site to find information on local and national tournaments. After a tournament, we intended to include photos from the tournament, so that participants could log on to our Site to view and download photos of themselves and other competitors. We felt that this strategy would draw a large number of viewers to our Web Site.

The final section we hoped to include in the redeveloped Web Site was our Online Catalog. We have already added a section to our Site containing a small list of products, which we have been offering for sale to our Site visitors. However, we intended to overwrite this temporary page with a permanent Online Catalog that would necessarily be developed by a contracted Site developer. Our only current source and our only planned source of revenue is the retail sales generated through our Online Catalog. The other sections of the Site are intended to draw traffic to the Site. We have worked under the assumption that a certain percentage of visitors to our Site will become retail customers, purchasing the equipment we display in our online catalog. Unfortunately, our inability to draw customers to the new URL has thus hampered our ability to generate revenue through sales.

We have approached a large wholesale martial arts supplier and proposed a partnership whereby our customers could order from their site, which we would display as a section of our Site. They could they bill and ship directly to the customers. While we have made proposals, they have not been met with much enthusiasm by the wholesalers, and we are doubtful that a deal will be reached.

At this point in time, we do not have the financial resources to pay a web site designer to redevelop our Site. If we are able to acquire additional capital through debt or equity financing, we will then seek to contract with a web site designer. However, we currently do not have a viable plan to raise the capital necessary for a Site redesign.

Increase Product Offerings

We currently offer fewer than twenty unique products for sale through our Online Catalog. If we are able to increase our online orders, we intend to increase our inventory level to reduce turnaround time for customers and to offer a greater number of products for sale. By offering a greater selection to the online shopping public, we hope to increase the volume of our sales and thereby increase our revenue and net income. Our suppliers offer thousands of products, and we have worked with them to determine the most popular items, so we could incorporate them sooner than others and achieve a high level of efficiency in our business operations.

Marketing

Our plan has been to draw martial arts students and practitioners to our site by positioning ourselves as a source of martial arts knowledge. While our previous domain name had been used as a resource for martial artists around the world since 1996, we have had to start over to generate interest in our new domain names and have had very limited success in doing so. If we are able to raise funds through financing, we hope to position the Site as a vital resource for instructors and students alike by engaging in the following:

•	Updating the most popular section of the Web Site regularly. A new Move of the Week will bring back repeat users each week to learn a new technique for themselves or their students;
•	Working with tournament promoters to cross promote our Web Site, providing t-shirts and other door prizes with our logo and Site URL on them, as well as promoting their tournaments on our Site;
•	Posting photos of tournaments on our Web Site, drawing competitors, fans, and promoters to our Site to view, save, and print the photos;
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

Results of Operations for the year ended October 31, 2009 and 2008 (restated) and for the period from August 3, 2007 (Date of Inception) until October 31, 2009

We generated revenue from sales of $1,015 for the year ended October 31, 2009. Our Operating Expenses equaled $16,700, and Cost of Goods Sold was $1,165 during the year ended October 31, 2009. The primary components of our Operating Expenses were General and Administrative Expenses of $581, Depreciation Expense of $1,212, and Professional Fees of $14,907. Thus, our Net Loss for the year ended October 31, 2009, was $16,850.

We generated revenue from sales of $140 for the year ended October 31, 2008. Our Operating Expenses equaled $22,730, and Cost of Goods Sold was $404 during the year ended October 31, 2008. The primary components of our Operating Expenses were General and Administrative Expenses of $1,870, Depreciation Expense of $1,212, and Professional Fees of $19,648. After considering interest income of $118, our Net Loss for the year ended October 31, 2008, was $22,876.

We generated revenue from sales of $1,226 for the period from Inception (August 3, 2007) through October 31, 2009. Our Cost of Goods Sold was $1,614 for the period. Our Operating Expenses for the period from Inception (August 3, 2007) through October 31, 2009 equaled $43,223. The primary components of our Operating Expenses were General and Administrative Expenses of $5,334, Depreciation Expense of $2,525, and Professional Fees of $35,364. After considering interest income of $118, our Net Loss for the period from Inception (August 3, 2008) through October 31, 2009, was $43,493.

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

As of October 31, 2009, we had total current assets of $432. We had $20,246 in current liabilities as of October 31, 2009. Thus, we had a working capital deficit of $19,814 as of October 31, 2009.

For the years ended October 31, 2009 and October 31, 2008, and for the period from Inception (August 3, 2007) through October 31, 2009, operating activities have used $14,588, $14,362, and $32,372, respectively. The primary factors in this negative operational cash flow were our net losses of $16,850, $22,876, and $43,493, respectively, offset primarily by changes in accounts payable.

We generated $11,500 in cash from financing activities during the year ended October 31, 2009, due to loans from shareholder of $11,500, and we generated $28,700 in cash from financing activities during the period from Inception (August 3, 2007) through October 31, 2009, due to an equity offering of $27,200 and a loan from shareholder of $11,500. There was no positive or negative cash flow due to financing activities during the year ended October 31, 2008.

There was no positive or negative cash flow due to investing activities during the years ended October 31, 2009 or October 31, 2008. Investing Activities used $6,046 in cash for the period from Inception (August 3, 2008) through October 31, 2009.

We expect that we will need to spend approximately $20,000 to further develop and market our Site, and to pay the professional fees associated with our business over the next twelve (12) months. As of October 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, we have accumulated a working capital deficit of $43,493 as of October 31, 2009.  We currently have negative liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which according to our auditors, raises substantial doubt about our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of October 31, 2009, there were no off balance sheet arrangements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of October 31, 2009.

Income Taxes

We provide for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

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

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We incurred advertising expense of $-0- during the years ended October 31, 2009 and 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of October 31, 2009, we have not issued any stock-based payments to our employees.

We use the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Revenue Recognition

We recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC)..

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 nd interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 6, 2009, Moore & Associates Chartered (the “Former Accountant”) resigned as the Company’s accountant.

The Former Accountant’s audit reports on the financial statements of the Company for the past two years, including for the fiscal year ended October 31, 2008, and for the period ended October 31, 2007, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements of the Company for the fiscal year ended October 31, 2008, and for the period ended October 31, 2007, contained an uncertainty about the Company’s ability to continue as a going concern.

During the two most recent fiscal years and any subsequent interim period through the date of resignation, including the period ended October 31, 2007, the year ended October 31, 2008, and through the interim periods ended January 31, 2009, April 30, 2009, and August 6, 2009 , there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the two most recent fiscal years and any subsequent interim period through the date of resignation, including the period ended October 31, 2007, the year ended October 31, 2008, and through the interim periods ended January 31, 2009, April 30, 2009, and August 6, 2009 , there were no “reportable events” (as such term is defined in Item 304 of Regulation S-K).

On September 15, 2009, the Company provided the Former Accountant with its disclosures in a Current Report on Form  8-K/A disclosing the resignation of the Former Accountant and requested in writing that the Former Accountant furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Former Accountant’s response was filed as an exhibit to the Current Report on Form 8 -K/A, dated September 18, 2009.

On September 13, 2009, the company’s board of directors appointed Maddox Ungar Silberstein, PLLC as the company’s auditor and independent accountant.

During the registrant's two most recent fiscal years, and the subsequent interim periods prior to engaging Maddox Ungar Silberstein, PLLC (now known as "Silberstein Ungar, PLLC") including the period ended October 31, 2007, the year ended October 31, 2008, and through the interim periods ended January 31, 2009, April 30, 2009, and August 6, 2009, the company did not consult Maddox Ungar Silberstein, PLLC (now known as "Silberstein Ungar, PLLC") regarding  either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the company's financial statements, or  any matter that was either the subject of a disagreement or a reportable event.

The registrant has requested that Moore and Associates, Chartered furnish it with an additional letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Moore and Associates informed the registrant that, upon the advice of counsel, Moore and Associates would not be providing an additional letter in connection with this Amended Current Report.

No other events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending October 31, 2009.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of October 31, 2009, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at October 31, 2009:

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officer and directors, her age as of October 31, 2009 and her present position.

Name	Age	Position Held with the Company
Richard Douglas 632 Marsh Creek Court Henderson, NV 89002	43	President, Secretary, CEO, CFO, Director

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

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended October 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended October 31, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Douglas	0	0	0

Code of Ethics

As of October 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Douglas, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2009.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (August 3, 2007) through October 31, 2009.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended October 31, 2009.

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

We did not have a stock option plan as of October 31, 2009

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 31, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 10,860,000 Shares of Common Stock issued and outstanding as of October 31, 2009.

Name and Address of Beneficial Owners of Common Stock1	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock2
Richard Douglas 632 Marsh Creek Court Henderson, NV 89002	Common Stock	10,000,000	92.08%
DIRECTORS AND OFFICERS – TOTAL		10,000,000	92.08%

5% SHAREHOLDERS
None	Common Stock	NONE	NONE

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$7,000	$0	$0	$0
2008	$4,750	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of October 31, 2009 and 2008 (restated);
F-3	Statements of Operations for the years ended October 31, 2009, and October 31, 2008 (restated) and the period from inception (August 3, 2007) to October 31, 2009;
F-4	Statement of Stockholders’ Equity for period from inception to October 31, 2009;
F-5	Statements of Cash Flows for the years ended October 31, 2009, and October 31, 2008 (restated) and the period from inception (August 3, 2007) to October 31, 2009;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Silberstein, Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on January 29, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Jumpkicks, Inc.

By:	/s/ Richard Douglas
Richard Douglas President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 16, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Richard Douglas
Richard Douglas President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
February 16, 2010

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Jumpkicks, Inc.
Henderson, Nevada

We have audited the accompanying balance sheets of Jumpkicks, Inc. (the “Company”) as of October 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended and for the period from August 3, 2007 (inception) through October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jumpkicks, Inc.  as of October 31, 2009 and 2008 and the results of its operations and its cash flows for the periods then ended and the period from August 3, 2007 (inception) through October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, has limited revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Bingham Farms, Michigan
January 19, 2010

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets
As of October 31, 2009 and 2008 (restated)

ASSETS
	October 31, 2009	October 31, 2008 (restated)
CURRENT ASSETS

Cash	$282	$3,370
Accounts receivable	150	-
Total Current Assets	432	3,370

PROPERTY AND EQUIPMENT, net	3,521	4,733

TOTAL ASSETS	$3,953	$8,103

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,746	$7,546
Shareholder loan	11,500	-

Total Liabilities	20,246	7,546

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(43,493)	(26,643)
Total Stockholders' Equity (Deficit)	(16,293)	557

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,953	$8,103

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations
For the Years Ended October 31, 2009 and 2008 (restated)
For the Period from August 3, 2007 (Inception) through October 31, 2009

	For the Year Ended October 31, 2009	For the Year Ended October 31, 2008 (restated)	For the Period from August 3, 2007 (Inception) through October 31, 2009

REVENUES	$1,015	$140	$1,226
COST OF GOODS SOLD	1,165	404	1,614
GROSS PROFIT	(150)	(264)	(388)

OPERATING EXPENSES
Depreciation expense	1,212	1,212	2,525
Professional fees	14,907	19,648	35,364
General and administrative	581	1,870	5,334

TOTAL OPERATING EXPENSES	16,700	22,730	43,223

LOSS FROM OPERATIONS	(16,850)	(22,994)	(43,611)

OTHER INCOME
Interest income	-	118	118

TOTAL OTHER INCOME	-	118	118

LOSS BEFORE INCOME TAXES	(16,850)	(22,876)	(43,493)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(16,850)	$(22,876)	$(43,493)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,860,000	10,860,000

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
As of October 31, 2009

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total

Balance August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss for the period ended October 31, 2007	-	-	-	(3,767)	(3,767)

Balance, October 31, 2007	10,860,000	10,860	16,340	(3,767)	23,433

Net loss for the year ended October 31, 2008 (restated)	-	-	-	(22,876)	(22,876)

Balance, October 31, 2008 (restated)	10,860,000	10,860	16,340	(26,643)	557

Net loss for the year ended October 31, 2009	-	-	-	(16,850)	(16,850)

Balance, October 31, 2009	10,860,000	$10,860	$16,340	$(43,493)	$(16,293)

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended October 31, 2009 and 2008 (restated)
For the Period from August 3, 2007 (Inception) through October 31, 2009

	For the Year Ended October 31, 2009	For the Year Ended October 31, 2008 (restated)	For the Period from August 3, 2007 (Inception) through October 31, 2009
OPERATING ACTIVITIES
Net loss for the period	$(16,850)	$(22,876)	$(43,493)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,212	1,212	2,525
Changes in operating assets and liabilities:
Changes in inventory	-	-	-
Changes in accounts receivable	(150)	-	(150)
Changes in accounts payable	1,200	7,302	8,746

Net Cash Used in Operating Activities	(14,588)	(14,362)	(32,372)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(6,046)

Net Cash Used in Investing Activities	-	-	(6,046)

FINANCING ACTIVITIES
Loans from shareholder	11,500	-	11,500
Proceeds from common stock issued	-	-	27,200

Net Cash Provided by Financing Activities	11,500	-	38,700

NET INCREASE (DECREASE) IN CASH	(3,088)	(14,362)	282

CASH AT BEGINNING OF PERIOD	3,370	17,732	-

CASH AT END OF PERIOD	$282	$3,370	$282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Jumpkicks, Inc. “the Company” was incorporated in the State of Delaware on August 3, 2007.  The Company is engaged in retail sales of martial arts related equipment and services.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000.   At October 31, 2009 and 2008 the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of October 31, 2009.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes
The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

Deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted an October 31 fiscal year end.

JUMPKICKS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- during the years ended October 31, 2009 and 2008.

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC)..

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 nd interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

JUMPKICKS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (ontinued)
As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation
As of October 31, 2009, the Company has not issued any stock-based payments to its employees.

The Company uses the modified prospective method of accounting for stock-based compensation. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the estimated grant-date fair value.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $43,493 as of October 31, 2009.  The Company currently has negative liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time which raises substantial doubt about its ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company plans to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

JUMPKICKS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 3 – COMMON STOCK

During 2007, the Company received $10,000 from its founders for 10,000,000 shares of its common stock. The Company also received $17,200 in a private placement of its shares at $0.02 per share for 860,000 shares.

The Company did not issue any additional stock during the years ended October 31, 2009 and 2008

There were 10,860,000 shares of common stock issued and outstanding as of October 31, 2009 and 2008.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company purchased property and equipment totaling $6,046 during the period ended October 31, 2007.  The equipment is being depreciated over 5 years.  Depreciation expense was $1,212 for the years ended October 31, 2009 and 2008, respectively.

	2009	2008
Office equipment	$431	$431
Computer equipment	5,615	5,615
Accumulated depreciation	(2,525)	(1,313)
Net Book Value	$3,521	$4,733

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of October 31 2009 and 2008:

	2009	2008
Accrued accounting	$3,795	$1,000
Accrued legal	4,951	2,546
Accrued regulatory	0	4,000
Total Accrued Expenses	$8,746	$7,546

NOTE 6 – SHAREHOLDER LOAN

During the year ended October 31, 2009 a shareholder of the Company loaned $11,500 to the Company to cover certain operating expenses and fund the bank account.  The loan is unsecured, interest free and due on demand.

JUMPKICKS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 7 – INCOME TAXES

The provision for Federal income tax consists of the following:

	October 31, 2009	October 31, 2008
Refundable Federal income tax attributable to:
Current Operations	$5,729	$7,778
Less: valuation allowance	(5,729)	(7,778)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2009	October 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$14,788	$9,059
Less: valuation allowance	(14,788)	(9,059)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $43,493 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

JUMPKICKS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 10 – CORRECTION OF AN ACCOUNTING ERROR

The October 31, 2008 balance sheet has been restated to correct an unrecorded liability of a $1,000.

The October 31, 2008 statement of operations has been restated to reflect the increase in operating expenses due to the unrecorded $1,000 expense.

The October 31, 2008 statement of cash flows has been corrected to account for the corrections in the balance sheet and statement of operations discussed above.

Year Ended October 31, 2008
Balance Sheet
Total Assets
Before	$8,103
After	$8,103
Current Liabilities
Before	$6,546
After	$7,546
Accumulated Deficit
Before	$25,643
After	$26,643
Statement of Operations
Net Revenues
Before	$140
After	$140
Cost of Sales
Before	$404
After	$404
Operating Expenses
Before	$21,730
After	$22,730
Net Loss from Operations
Before	$(21,994)
After	$(22,994)
Net Loss
Before	$(21,876)
After	$(22,876)

JUMPKICKS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 10 – CORRECTION OF AN ACCOUNTING ERROR (CONTINUED)

Statement of Cash Flows
Cash flows used in operating activities
Before	$(14,362)
After	$(14,362)
Cash flows used in investing activities
Before	$0
After	$0
Cash flows from financing activities
Before	$0
After	$0