Form 10-Q
period 2010-01-31
Jumpkicks, Inc.
filed 2010-03-17
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

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

800-886-0684
(Issuer’s telephone number)
_____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,860,000 common shares as of March 15, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2010 (unaudited) and October 31, 2009 (audited);
F-2	Statements of Operations for the three month periods ended January 31, 2010 and 2009, and for the period from August 3, 2007 (date of inception) to January 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from August 3, 2007 (date of inception) to January 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three month periods ended January 31, 2010 and 2009, and for the period from August 3, 2007 (date of inception) to January 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

JUMPKICKS, INC
(A Development Stage Company)
Balance Sheets

ASSETS
	January 31, 2010 (unaudited)	October 31, 2009 (audited)
CURRENT ASSETS

Cash	$184	$282
Accounts receivable	150	150
Total Current Assets	334	432

PROPERTY AND EQUIPMENT, net	3,218	3,521

TOTAL ASSETS	$3,552	$3,953

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,084	$8,746
Shareholder loan	11,500	11,500

Total Liabilities	20,584	20,246

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(44,232)	(43,493)
Total Stockholders' Deficit	(17,032)	(16,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,552	$3,953

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended January 31, 2010	For the Three Months Ended January 31, 2009	For the Period from August 3, 2007 (Inception) through January 31, 2010

REVENUES	$-	$50	$1,226
COST OF GOODS SOLD	-	-	1,614
GROSS PROFIT	-	50	(388)

OPERATING EXPENSES
Depreciation expense	303	303	2,828
Professional fees	338	100	35,702
General and administrative	98	1,024	5,432

TOTAL OPERATING EXPENSES	739	1,427	43,962

LOSS FROM OPERATIONS	(739)	(1,377)	(44,350)

OTHER INCOME
Interest income	-	-	118

TOTAL OTHER INCOME	-	-	118

LOSS BEFORE INCOME TAXES	(739)	(1,377)	(44,232)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(739)	$(1,377)	$(44,232)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,860,000	10,860,000

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC
(A Development Stage Company)
Statements of Stockholders' Deficit
(unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total

Balance August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss for the period ended October 31, 2007	-	-	-	(3,767)	(3,767)

Balance, October 31, 2007	10,860,000	10,860	16,340	(3,767)	23,433

Net loss for the year ended October 31, 2008 (restated)	-	-	-	(22,876)	(22,876)

Balance, October 31, 2008 (restated)	10,860,000	10,860	16,340	(26,643)	557

Net loss for the year ended October 31, 2009	-	-	-	(16,850)	(16,850)

Balance, October 31, 2009	10,860,000	10,860	16,340	(43,493)	(16,293)

Net loss for the three months ended through January 31, 2010	-	-	-	(739)	(739)

Balance, January 31, 2010	10,860,000	$10,860	$16,340	$(44,232)	$(17,032)

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended January 31, 2010	For the Three Months Ended January 31, 2009	For the Period from August 3, 2007 (Inception) through January 31, 2010

OPERATING ACTIVITIES
Net loss for the period	$(739)	$(1,377)	$(44,232)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	303	303	2,828
Changes in operating assets and liabilities:
Changes in inventory
Changes in accounts receivable	-	-	(150)
Changes in accounts payable	338	(3,900)	9,084

Net Cash Used in Operating Activities	(98)	(4,974)	(32,470)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(6,046)

Net Cash Used in Investing Activities	-	-	(6,046)

FINANCING ACTIVITIES
Loans from shareholder	-	2,000	11,500
Proceeds from common stock issued	-	-	27,200

Net Cash Provided by Financing Activities	-	2,000	38,700

NET INCREASE (DECREASE) IN CASH	(98)	(2,974)	184

CASH AT BEGINNING OF PERIOD	282	3,370	-

CASH AT END OF PERIOD	184	396	184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010 and October 31, 2009
NOTE 1 -                   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for the financial statements to be not misleading and to present fairly the financial position, results of operations, and cash flows at January 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2009 audited financial statements.  The results of operations for the periods ended January 31, 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -                   SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

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

Our offices are located at 632 Marsh Creek Court, Henderson, Nevada 89002, and our telephone number is 888-283-1426. Our Internet Site can be found at www.Jumpkicks.net. Information contained on our Web Site is not part of this periodic report.

Richard Douglas is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Results of Operations for the three month periods ended January 31, 2010 and 2009, and from for the period from August 3, 2007 (date of inception) through January 31, 2010.

For the three months ended January 31, 2010 and 2009, we generated gross revenue from sales of $0 and $50, respectively. Our Cost of Goods Sold during the three month period ended January 31, 2010 was $0 and our Operating Expenses equalled $739, consisting of $303 in Depreciation expense, $338 in professional fees, and $98 in General and Administrative Expenses. We therefore recorded a net loss of $739 for the three months ended January 31, 2010. Our Cost of Goods Sold during the three month period ended July 31, 2009 was $0 and our Operating Expenses equalled $1,427, consisting of $303 in Depreciation expense, $100 in professional fees, and $1,024 in General and Administrative Expenses. We therefore recorded a net loss of $1,377 for the three months ended July 31, 2009.

For the period from August 3, 2007 (Date of Inception) until January 31, 2010, we generated gross revenue from sales of $1,226. Our Cost of Goods Sold during this period was $1,614 and our Operating Expenses equalled $43,962, consisting of $2,828 in Depreciation expense, $35,702 in professional fees, and $5,432 in General and Administrative Expenses. We also recorded interest income of $118 during the period. We therefore, recorded a net loss of $44,232 for the period from August 3, 2007 (Date of Inception) until January 31, 2010.

Liquidity and Capital Resources

As of January 31, 2010, we had total current assets of $334, consisting entirely of $184 in Cash and $150 in Accounts Receivable. Our total current liabilities as of January 31, 2010 were $20,584, consisting of $9,084 in Accounts Payable and $11,500 Due to Shareholder.  Thus, we have a working capital deficit of $20,250 as of January 31, 2010.

Operating activities used $98 in cash for the three months ended January 31, 2010, $4,974 in cash for the three months ended July 31, 2009, and $32,470 in cash for the period from August 3, 2007 (Date of Inception) until January 31, 2010. Our net losses of $739, $1,377, and $44,232 were the primary components of our negative operating cash flow for the periods, respectively.

Investing Activities used $6,046 in cash during the period from August 3, 2007 (Date of Inception) until January 31, 2010, as a result of an increase in fixed assets and other assets. Investing activities did not use or generate cash for the three months ended January 31, 2010, or for the three months ended July 31, 2009.

Financing Activities neither generated nor used cash for the three months ended July 31, 2010. Financing Activities generated $2,000 in cash for the three months ended January 31, 2009, consisting entirely of proceeds from loans from shareholders. Financing activities generated $38,700 in cash during the period from August 3, 2007 (Date of Inception) until January 31, 2010, due to proceeds of $27,200 from common stock issued, and proceeds from loans of $11,500.

We expect that we will need to spend approximately $20,000 to further develop and market our Site, and to pay the professional fees associated with our business over the next twelve (12) months. As of January 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of January 31, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Mr. Richard Douglas, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of January 31, 2010 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at January 31, 2010:

•	The company is effectively insolvent, and only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

Remediation of Material Weakness

We are unable to remedy our internal controls until we are able to locate another business opportunity, or receive financing to hire additional employees.  At this time, we are effectively not a going concern.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2010.

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

Jumpkicks, Inc.

Date:	March 16, 2010

By: /s/Richard Douglas Richard Douglas Title: Chief Executive Officer and Director