Form 10-Q/A
period 2010-01-31
Jumpkicks, Inc.
filed 2010-06-14
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q / A
Amendment No. 1

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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “1934 Act”), as of January 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act).. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 31, 2010.

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

Jumpkicks, Inc.

Date:	June 14, 2010

By: /s/Richard Douglas Richard Douglas Title: Chief Executive Officer and Director