Form 10-Q
period 2010-04-30
Jumpkicks, Inc.
filed 2010-06-21
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 30, 2010

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

888-283-1426
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,860,000 common shares as of April 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of April 30, 2010 (unaudited) and October 31, 2009 (audited);
F-2
Statements of Operations for the three month periods ended April 30, 2010 and 2009, for the six month periods ended April 30, 2010 and 2009, for the year ended October 31, 2009, and for the period from August 3, 2007 (date of inception) to April 30, 2010 (unaudited);

F-3	Statements of Stockholders’ Equity for period from August 3, 2007 (date of inception) to April 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the six month periods ended April 30, 2010 and 2009, and for the period from August 3, 2007 (date of inception) to April 30, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	April 30, 2010 (unaudited)	October 31, 2009 (audited)
CURRENT ASSETS

Cash	$111	$282
Accounts receivable	150	150
Total Current Assets	261	432

PROPERTY AND EQUIPMENT, net	2,915	3,521

TOTAL ASSETS	$3,176	$3,953

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$32,534	$8,746
Shareholder loan	11,500	11,500

Total Liabilities	44,034	20,246

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(68,058)	(43,493)
Total Stockholders' Equity (Deficit)	(40,858)	(16,293)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,176	$3,953

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended April 30, 2010	For the Three Months Ended April 30, 2009	For the Six Months Ended April 30, 2010	For the Six Months Ended April 30, 2009	For the Period from August 3, 2007 (Inception) through April 30, 2010

REVENUES	$-	$140	$-	$190	$1,226
COST OF GOODS SOLD	-	77	-	77	1,614
GROSS PROFIT	-	63	-	113	(388)

OPERATING EXPENSES
Depreciation expense	303	303	606	606	3,131
Professional fees	23,451	5,760	23,787	6,860	59,151
General and administrative	73	150	172	174	5,506

TOTAL OPERATING EXPENSES	23,827	6,213	24,565	7,640	67,788

LOSS FROM OPERATIONS	(23,827)	(6,150)	(24,565)	(7,527)	(68,176)

OTHER INCOME
Interest income	-	-	-	-	118

TOTAL OTHER INCOME	-	-	-	-	118

LOSS BEFORE INCOME TAXES	(23,827)	(6,150)	(24,565)	(7,527)	(68,058)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(23,827)	$(6,150)	$(24,565)	$(7,527)	$(68,058)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,860,000	10,860,000	10,860,000	10,860,000

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total

Balance August 3, 2007	-	$0	$0	$0	$0

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss for the period ended October 31, 2007	-	-	-	(3,767)	(3,767)

Balance, October 31, 2007	10,860,000	10,860	16,340	(3,767)	23,433

Net loss for the year ended October 31, 2008 (restated)	-	-	-	(22,876)	(22,876)

Balance, October 31, 2008 (restated)	10,860,000	10,860	16,340	(26,643)	557

Net loss for the year ended October 31, 2009	-	-	-	(16,850)	(16,850)

Balance, October 31, 2009	10,860,000	10,860	16,340	(43,493)	(16,293)

Net loss for the six months ended through April 30, 2010	-	-	-	(24,565)	(24,565)

Balance, April 30, 2010	10,860,000	$10,860	$16,340	$(68,058)	$(40,858)

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended April 30, 2010	For the Six Months Ended April 30, 2009	For the Period from August 3, 2007 (Inception) through April 30, 2010

OPERATING ACTIVITIES
Net loss for the period	$(24,565)	$(7,527)	$(68,058)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	606	606	3,131
Changes in operating assets and liabilities:
Changes in inventory
Changes in accounts receivable	-	-	(150)
Changes in accounts payable	23,788	(640)	32,534

Net Cash Used in Operating Activities	(171)	(7,561)	(32,543)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(6,046)

Net Cash Used in Investing Activities	-	-	(6,046)

FINANCING ACTIVITIES
Loans from shareholder	-	4,500	11,500
Proceeds from common stock issued	-	-	27,200

Net Cash Provided by Financing Activities	-	4,500	38,700

NET INCREASE (DECREASE) IN CASH	(171)	(3,061)	111

CASH AT BEGINNING OF PERIOD	282	3,370	-

CASH AT END OF PERIOD	$111	$309	$111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010 and October 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the amended financial statements and notes thereto included in the Company’s October 31, 2009 audited financial statements.  The results of operations for the periods ended April 30, 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -  SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 30, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

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

Richard Douglas is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Results of Operations for the three month periods ended April 30, 2010 and 2009, for the six month periods ended April 30, 2010 and 2009 and for the period from August 3, 2007 (date of inception) through April 30, 2010.

For the three months ended April 30, 2010 and 2009, we generated gross revenue from sales of $0 and $140, respectively. Our Cost of Goods Sold during the three month period ended April 30, 2010 was $0 and our Operating Expenses equalled $23,827, consisting of $303 in Depreciation expense, $23,451 in professional fees, and $73 in General and Administrative Expenses. We therefore recorded a net loss of $23,827 for the three months ended April 30, 2010. Our Cost of Goods Sold during the three month period ended April 30, 2009 was $77 and our Operating Expenses equalled $6,213, consisting of $303 in Depreciation expense, $5,760 in professional fees, and $150 in General and Administrative Expenses. We therefore recorded a net loss of $6,150 for the three months ended April 30, 2009.

For the six months ended April 30, 2010 and 2009, we generated gross revenue from sales of $0 and $190, respectively. Our Cost of Goods Sold during the six month period ended April 30, 2010 was $0 and our Operating Expenses equalled $24,565, consisting of $606 in Depreciation expense, $23,787 in professional fees, and $172 in General and Administrative Expenses. We therefore recorded a net loss of $24,565 for the six months ended April 30, 2010. Our Cost of Goods Sold during the six month period ended April 30, 2009 was $77 and our Operating Expenses equalled $7,640, consisting of $606 in Depreciation expense, $6,860 in professional fees, and $174 in General and Administrative Expenses. We therefore recorded a net loss of $7,527 for the six months ended April 30, 2009.

For the period from August 3, 2007 (Date of Inception) until April 30, 2010, we generated gross revenue from sales of $1,226. Our Cost of Goods Sold during this period was $1,614 and our Operating Expenses equalled $67,788, consisting of $3,131 in Depreciation expense, $59,151 in professional fees, and $5,506 in General and Administrative Expenses. We also recorded interest income of $118 during the period. We therefore, recorded a net loss of $68,058 for the period from August 3, 2007 (Date of Inception) until April 30, 2010.

Liquidity and Capital Resources

As of April 30, 2010, we had total current assets of $261, consisting of $111 in Cash and $150 in Accounts Receivable. Our total current liabilities as of April 30, 2010 were $44,034, consisting of $32,534 in Accounts Payable and accrued expenses, and $11,500 Due to Shareholder.  Thus, we have a working capital deficit of $43,773 as of April 30, 2010.

Operating activities used $171 in cash for the six months ended April 30, 2010, $7,561 in cash for the six months ended April 30, 2009, and $ 32,543 in cash for the period from August 3, 2007 (Date of Inception) until April 30, 2010. Our net losses of $24,565, $7,527, and $68,058 were the primary components of our negative operating cash flow for the periods, respectively.

Investing Activities used $6,046 in cash during the period from August 3, 2007 (Date of Inception) until April 30, 2010, as a result of the purchase of property and equipment. Investing activities did not use or generate cash for the six months ended April 30, 2010, or for the six months ended July 31, 2009.

Financing Activities neither generated nor used cash for the six months ended April 30, 2010. Financing Activities generated $4,500 in cash for the six months ended April 30, 2009, consisting entirely of proceeds from loans from shareholders. Financing activities generated $38,700 in cash during the period from August 3, 2007 (Date of Inception) until April 30, 2010, due to proceeds of $27,200 from common stock issued, and proceeds from loans of $11,500.

We expect that we will need to spend approximately $20,000 to further develop and market our Site, and to pay the professional fees associated with our business over the next twelve (12) months. As of April 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of January 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 31, 2010.

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

Item 4.     (Removed and Reserved)

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

Jumpkicks, Inc.

Date:	June 21, 2010

By: /s/ Richard Douglas Richard Douglas Title: Chief Executive Officer and Director