Form 10-Q/A
period 2010-04-30
Jumpkicks, Inc.
filed 2010-06-29
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A
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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of April 30, 2010 , we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of April 30, 2010.

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

Mr. Richard Douglas, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of April 30, 2010 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at April 30, 2010:

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

Jumpkicks, Inc.

Date:	June 29, 2010

By: /s/ Richard Douglas Richard Douglas Title: Chief Executive Officer and Director