Form 10-Q
period 2010-07-31
Jumpkicks, Inc.
filed 2010-09-20
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,860,000 common shares as of July 31, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of July 31, 2010 (unaudited) and October 31, 2009 (audited);
F-2	Statements of Operations for the three and nine month periods ended July 31, 2010 and 2009, and for the period from August 3, 2007 (date of inception) to July 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity (Deficit) for period from August 3, 2007 (date of inception) to July 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine month periods ended July 31, 2010 and 2009, and for the period from August 3, 2007 (date of inception) to July 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	July 31, 2010 (unaudited)	October 31, 2009 (audited)
CURRENT ASSETS

Cash	$969	$282
Accounts receivable	150	150
Total Current Assets	1,119	432

PROPERTY AND EQUIPMENT, net	2,612	3,521

TOTAL ASSETS	$3,731	$3,953

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$50,356	$8,746
Shareholder loan	12,500	11,500

Total Liabilities	62,856	20,246

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(86,325)	(43,493)
Total Stockholders' Equity (Deficit)	(59,125)	(16,293)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,731	$3,953

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended July 31, 2010	For the Three Months Ended July 31, 2009	For the Nine Months Ended July 31, 2010	For the Nine Months Ended July 31, 2009	For the Period from August 3, 2007 (Inception) through July 31, 2010

REVENUES	$-	$500	$-	$690	$1,226
COST OF GOODS SOLD	-	796	-	872	1,614
GROSS PROFIT	-	(296)	-	(182)	(388)

OPERATING EXPENSES
Depreciation expense	303	303	909	909	3,434
Professional fees	17,822	1,291	41,610	8,151	76,974
General and administrative	102	69	313	244	5,647

TOTAL OPERATING EXPENSES	18,227	1,663	42,832	9,304	86,055

LOSS FROM OPERATIONS	(18,227)	(1,959)	(42,832)	(9,486)	(86,443)

OTHER INCOME
Interest income	-	-	-	-	118

TOTAL OTHER INCOME	-	-	-	-	118

LOSS BEFORE INCOME TAXES	(18,227)	(1,959)	(42,832)	(9,486)	(86,325)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(18,227)	$(1,959)	$(42,832)	$(9,486)	$(86,325)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,860,000	10,860,000	10,860,000	10,860,000

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total

Balance August 3, 2007	-	$0	$0	$0	$0

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss for the period ended October 31, 2007	-	-	-	(3,767)	(3,767)

Balance, October 31, 2007	10,860,000	10,860	16,340	(3,767)	23,433

Net loss for the year ended October 31, 2008 (restated)	-	-	-	(22,876)	(22,876)

Balance, October 31, 2008 (restated)	10,860,000	10,860	16,340	(26,643)	557

Net loss for the year ended October 31, 2009	-	-	-	(16,850)	(16,850)

Balance, October 31, 2009	10,860,000	10,860	16,340	(43,493)	(16,293)

Net loss for the nine months ended through July 31, 2010	-	-	-	(42,832)	(42,832)

Balance, July 31, 2010	10,860,000	$ 10,860	$ 16,340	$ (86,325)	$ (59,125)

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended July 31, 2010	For the Nine Months Ended July 31, 2009	For the Period from August 3, 2007 (Inception) through July 31, 2010

OPERATING ACTIVITIES
Net loss for the period	$(42,832)	$(9,486)	$(86,325)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	909	909	3,434
Changes in operating assets and liabilities:
Changes in inventory
Changes in accounts receivable	-	-	(150)
Changes in accounts payable	41,610	(3,556)	50,356

Net Cash Used in Operating Activities	(313)	(12,133)	(32,685)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(6,046)

Net Cash Used in Investing Activities	-	-	(6,046)

FINANCING ACTIVITIES
Loans from shareholder	1,000	9,500	12,500
Proceeds from common stock issued	-	-	27,200

Net Cash Provided by Financing Activities	1,000	9,500	39,700

NET INCREASE (DECREASE) IN CASH	687	(2,633)	969

CASH AT BEGINNING OF PERIOD	282	3,370	-

CASH AT END OF PERIOD	$969	$737	$969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2010 and October 31, 2009

NOTE 1 -                   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the amended financial statements and notes thereto included in the Company’s October 31, 2009 audited financial statements.  The results of operations for the periods ended July 31, 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -                   SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2010 through September 20, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Our offices are located at 632 Marsh Creek Court, Henderson, Nevada 89002, and our telephone number is 800-886-0684. Our Internet Site can be found at www.Jumpkicks.net. Information contained on our Web Site is not part of this periodic report.

Richard Douglas is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Results of Operations for the three and nine month periods ended July 31, 2010 and 2009, and from for the period from August 3, 2007 (date of inception) through July 31, 2010.

For the three months ended July 31, 2010 and 2009, we generated gross revenue from sales of $0 and $500, respectively. Our Cost of Goods Sold during the three month period ended July 31, 2010 was $0 and our Operating Expenses equalled $18,277, consisting of $303 in Depreciation expense, $17,822 in professional fees, and $102 in General and Administrative Expenses. We therefore recorded a net loss of $18,227 for the three months ended July 31, 2010. Our Cost of Goods Sold during the three month period ended July 31, 2009 was $796 and our Operating Expenses equalled $1,663, consisting of $303 in Depreciation expense, $1,291 in professional fees, and $69 in General and Administrative Expenses. We therefore recorded a net loss of $1,959 for the three months ended July 31, 2009.

For the nine months ended July 31, 2010 and 2009, we generated gross revenue from sales of $0 and $690, respectively. Our Cost of Goods Sold during the nine month period ended July 31, 2010 was $0 and our Operating Expenses equalled $42,832, consisting of $909 in Depreciation expense, $41,610 in professional fees, and $313 in General and Administrative Expenses. We therefore, recorded a net loss of $42,832 for the nine months ended July 31, 2010. Our Cost of Goods Sold during the nine month period ended July 31, 2009 was $872 and our Operating Expenses equalled $9,304, consisting of $909 in Depreciation expense, $8,151 in professional fees, and $244 in General and Administrative Expenses. We therefore recorded a net loss of $9,486 for the nine months ended July 31, 2009.

For the period from August 3, 2007 (Date of Inception) until July 31, 2010, we generated gross revenue from sales of $1,226. Our Cost of Goods Sold during this period was $1,614 and our Operating Expenses equalled $86,055, consisting of $3,434 in Depreciation expense, $76,974 in professional fees, and $5,647 in General and Administrative Expenses. We also recorded interest income of $118 during the period. We therefore, recorded a net loss of $86,325 for the period from August 3, 2007 (Date of Inception) until July 31, 2010.

Liquidity and Capital Resources

As of July 31, 2010, we had total current assets of $969, consisting entirely of Cash. Our total current liabilities as of July 31, 2010 were $62,856, consisting of $50,356 in Accounts Payable and $12,500 Due to Shareholder.  Thus, we have a working capital deficit of $61,737 as of July 31, 2010.

Operating activities used $313 in cash for the nine months ended July 31, 2010, $12,133 in cash for the nine months ended July 31, 2009, and $32,685 in cash for the period from August 3, 2007 (Date of Inception) until July 31, 2010. Our net losses of $42,832, $9,486, and $86,325 were the primary components of our negative operating cash flow for the periods, respectively.

Investing Activities used $6,046 in cash during the period from August 3, 2007 (Date of Inception) until July 31, 2010, as a result of an increase in fixed assets and other assets. Investing activities did not use or generate cash for the nine months ended July 31, 2010, or for the nine months ended July 31, 2009.

Financing Activities generated $1,000 in cash for the nine months ended July 31, 2010, consisting entirely of proceeds from loans. Financing Activities generated  $9,500 cash for the nine months ended July 31, 2009. Financing activities generated $39,700 in cash during the period from August 3, 2007 (Date of Inception) until July 31, 2010, due to proceeds of $27,200 from common stock issued, and proceeds from loans of $12,500.

As of July 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2010, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of July 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of July 31, 2010.

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

Mr. Richard Douglas, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of July 31, 2010 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at July 31, 2010:

·	The company is effectively insolvent, and only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G  of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Jumpkicks, Inc.

Date:	September 20, 2010

By: /s/ Richard Douglas Richard Douglas Title: Chief Executive Officer and Director