Form 10-K
period 2010-10-31
Jumpkicks, Inc.
filed 2011-01-28
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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
Registrant’s telephone number: 702-752-1515

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  10,860,000 as of January 27, 2011.

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

Our offices are located at 632 Marsh Creek Court, Henderson, Nevada 89002, and our telephone number is 702-752-1515. Our Internet Site can be found at www.Jumpkicks.net. Information contained on our Web Site is not part of this periodic report.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended October 31, 2010.

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

Fiscal Year Ending October 31, 2010
Quarter Ended	High $	Low $
October 31, 2010	N/A	N/A
July 31, 2010	N/A	N/A
April 30, 2010	N/A	N/A
January 31, 2009	N/A	N/A

Fiscal Year Ending October 31, 2009
Quarter Ended	High $	Low $
October 31, 2009	N/A	N/A
July 31, 2009	N/A	N/A
April 30, 2009	N/A	N/A
January 31, 2008	N/A	N/A

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

Holders of Our Common Stock

As of October 31, 2010, we had 10,860,000 shares of our common stock issued and outstanding, held by 35 shareholders of record.

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

Results of Operations for the year ended October 31, 2010 and 2009 and for the period from August 3, 2007 (Date of Inception) until October 31, 2010

We generated revenue from sales of $0 for the year ended October 31, 2010. Our Operating Expenses equaled $58,563, and Cost of Goods Sold was $0 during the year ended October 31, 2010. The primary components of our Operating Expenses were Bad Debt Expense of $150, General and Administrative Expenses of $390, Depreciation Expense of $1,212, and Professional Fees of $56,811. Thus, our Net Loss for the year ended October 31, 2010, was $58,563.

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

We generated revenue from sales of $1,226 for the period from Inception (August 3, 2007) through October 31, 2010. Our Cost of Goods Sold was $1,614 for the period. Our Operating Expenses for the period from Inception (August 3, 2007) through October 31, 2010 equaled $101,786. The primary components of our Operating Expenses were Bad Debt Expense of $150, General and Administrative Expenses of $6,289, Depreciation Expense of $3,737, and Professional Fees of $91,610. After considering interest income of $118, our Net Loss for the period from Inception (August 3, 2007) through October 31, 2010, was $102,056.

We anticipate our operating expenses will increase as we more fully implement our business plan. The increase will be attributable to expenses to operating our business, and the professional fees to be incurred in connection with our reporting obligations as a public company as our business activity increases.

Liquidity and Capital Resources

As of October 31, 2010, we had total current assets of $892. We had $78,057 in current liabilities as of October 31, 2010. Thus, we had a working capital deficit of $77,165 as of October 31, 2010.

For the years ended October 31, 2010 and October 31, 2009, and for the period from Inception (August 3, 2007) through October 31, 2010, operating activities have used Net Cash of $390, $14,588 and $32,762, respectively. The primary factors in this negative operational cash flow were our net losses of $58,563, $16,850, and $102,056, respectively, offset primarily by changes in accounts payable.

We generated $1,000 in cash from financing activities during the year ended October 31, 2010, due to loans from shareholder of the same amount, $11,500 in cash from financing activities during the year ended October 31, 2009, due to loans from shareholder of the same amount and we generated $39,700 in cash from financing activities during the period from Inception (August 3, 2007) through October 31, 2010, due to an equity offering of $27,200 and the aforementioned loans from shareholder of $12,500.

There was no positive or negative cash flow due to investing activities during the years ended October 31, 2010 or October 31, 2009. Investing Activities used $6,046 in cash for the period from Inception (August 3, 2007) through October 31, 2010.

We expect that we will need to spend approximately $20,000 to further develop and market our Site, and to pay the professional fees associated with our business over the next twelve (12) months. As of October 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, we have an accumulated deficit of $102,056 as of October 31, 2010.  We currently have negative liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which according to our auditors, raises substantial doubt about our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our “critical accounting polices” are listed in the notes attached to our consolidated financial statements.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are addressed in the notes attached to our consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of October 31, 2010 and 2009;
F-3	Statements of Operations for the years ended October 31, 2010 and 2009 and for the period from August 3, 2007 (inception) to October 31, 2010;
F-4	Statement of Stockholders’ Deficit as of October 31, 2010;
F-5	Statements of Cash Flows for the years ended October 31, 2010 and 2009 and for the period from August 3, 2007 (inception) to October 31, 2010;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Jumpkicks, Inc.
Henderson, Nevada

We have audited the accompanying balance sheets of Jumpkicks, Inc. (the “Company”) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from August 3, 2007 (inception) through October 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jumpkicks, Inc.  as of October 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from August 3, 2007 (inception) through October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
January 26, 2011

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets
As of October 31, 2010 and 2009

ASSETS	October 31, 2010	October 31, 2009

CURRENT ASSETS

Cash	$892	$282
Accounts receivable	-	150
Total Current Assets	892	432

PROPERTY AND EQUIPMENT, net	2,309	3,521

TOTAL ASSETS	$3,201	$3,953

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$65,557	$8,746
Shareholder loan	12,500	11,500

Total Liabilities	78,057	20,246

STOCKHOLDERS' DEFICIT

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(102,056)	(43,493)
Total Stockholders' Deficit	(74,856)	(16,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,201	$3,953

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations
For the Years Ended October 31, 2010 and 2009
For the Period from August 3, 2007 (Inception) through October 31, 2010

	For the Year Ended October 31, 2010	For the Year Ended October 31, 2009	For the Period from August 3, 2007 (Inception) through October 31, 2010

REVENUES	$-	$1,015	$1,226
COST OF GOODS SOLD	-	1,165	1,614
GROSS PROFIT	-	(150	(388)

OPERATING EXPENSES
Depreciation expense	1,212	1,212	3,737
Professional fees	56,811	14,907	91,610
Bad debt expense	150	-	150
General and administrative	390	581	6,289

TOTAL OPERATING EXPENSES	58,563	16,700	101,786

LOSS FROM OPERATIONS	(58,563)	(16,850)	(102,174)

OTHER INCOME
Interest income	-	-	118

TOTAL OTHER INCOME	-	-	118

LOSS BEFORE INCOME TAXES	(58,563)	(16,850)	(102,056)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(58,563)	$(16,850)	$(102,056)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,860,000	10,860,000

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit
As of October 31, 2010

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total

Balance August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss for the period ended October 31, 2007	-	-	-	(3,767)	(3,767)

Balance, October 31, 2007	10,860,000	10,860	16,340	(3,767)	23,433

Net loss for the year ended October 31, 2008 (restated)	-	-	-	(22,876)	(22,876)

Balance, October 31, 2008 (restated)	10,860,000	10,860	16,340	(26,643)	557

Net loss for the year ended October 31, 2009	-	-	-	(16,850)	(16,850)

Balance, October 31, 2009	10,860,000	10,860	16,340	(43,493)	(16,293)

Net loss for the year ended October 31, 2010	-	-	-	(58,563)	(58,563)

Balance, October 31, 2010	10,860,000	$10,860	$16,340	$(102,056)	$(74,856)

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended October 31, 2010 and 2009
For the Period from August 3, 2007 (Inception) through October 31, 2010

	For the Year Ended October 31, 2010	For the Year Ended October 31, 2009	For the Period from August 3, 2007 (Inception) through October 31, 2010
OPERATING ACTIVITIES
Net loss for the period	$(58,563)	$(16,850)	$(102,056)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,212	1,212	3,737
Bad debt expense	150	-	150
Changes in operating assets and liabilities:
Changes in inventory	-	-	-
Changes in accounts receivable	-	(150)	(150)
Changes in accrued expenses	56,811	1,200	65,557

Net Cash Used in Operating Activities	(390)	(14,588)	(32,762)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(6,046)

Net Cash Used in Investing Activities	-	-	(6,046)

FINANCING ACTIVITIES
Loans from shareholder	1,000	11,500	12,500
Proceeds from common stock issued	-	-	27,200

Net Cash Provided by Financing Activities	1,000	11,500	39,700

NET INCREASE (DECREASE) IN CASH	610	(3,088)	892

CASH AT BEGINNING OF PERIOD	282	3,370	-

CASH AT END OF PERIOD	$892	$282	$892

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Jumpkicks, Inc. “the Company” was incorporated in the State of Delaware on August 3, 2007.  The Company is engaged in retail sales of martial arts related equipment and services.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000.   At October 31, 2010 and 2009 the Company's bank deposits did not exceed the insured amounts.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accrued expenses and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
OCTOBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $-0- during the years ended October 31, 2010 and 2009.

Recent Accounting Pronouncements
Jumpkicks does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

JUMPKICKS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $102,056 as of October 31, 2010.  The Company currently has negative liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company purchased property and equipment totaling $6,046 during the period ended October 31, 2007.  The equipment is being depreciated over 5 years.  Depreciation expense was $1,212 for the years ended October 31, 2010 and 2009, respectively.

	2010	2009
Office equipment	$431	$431
Computer equipment	5,615	5,615
Accumulated depreciation	(3,737)	(2,525)
Property and equipment, net	$2,309	$3,521

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of October 31, 2010 and 2009:

	2010	2009
Accrued accounting	$3,895	$3,795
Accrued legal	61,662	4,951
Accrued regulatory	0	0
Total Accrued Expenses	$65,557	$8,746

NOTE 5 – SHAREHOLDER LOAN

During the years ended October 31, 2010 and 2009, a shareholder of the Company loaned $1,000 and $11,500 to the Company to cover certain operating expenses and fund the bank account.  The loans are unsecured, interest free and due on demand.  The total due to the shareholder was $12,500 as of October 31, 2010.

JUMPKICKS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 6 – COMMON STOCK

During 2007, the Company received $10,000 from its founders for 10,000,000 shares of its common stock. The Company also received $17,200 in a private placement of its shares at $0.02 per share for 860,000 shares.

The Company did not issue any additional stock during the years ended October 31, 2010 and 2009

There were 10,860,000 shares of common stock issued and outstanding as of October 31, 2010 and 2009.

NOTE 7 – INCOME TAXES

As of October 31, 2010, the Company had net operating loss carry forwards of approximately $102,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at October 31, 2010 and 2009:

	2010	2009
Federal income tax attributable to:
Current Operations	$19,911	$5,729
Less: valuation allowance	(19,911)	(5,729)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at October 31, 2010 and 2009:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$34,699	$14,788
Less: valuation allowance	(34,699)	(14,788)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $102,056 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

JUMPKICKS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through January 26, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

During the two most recent fiscal years and any subsequent interim period through the date of resignation, including the period ended October 31, 2007, the year ended October 31, 2008, and through the interim periods ended January 31, 2009, April 30, 2009, and August 6, 2009, there were no “reportable events” (as such term is defined in Item 304 of Regulation S-K).

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

On September 13, 2009, the company’s board of directors appointed Maddox Ungar Silberstein, PLLC, currently known as Silberstein Ungar, PLLC, as the company’s auditor and independent accountant.

During the registrant's two most recent fiscal years, and the subsequent interim periods prior to engaging Maddox Ungar Silberstein, PLLC, including the period ended October 31, 2007, the year ended October 31, 2008, and through the interim periods ended January 31, 2009, April 30, 2009, and August 6, 2009, the company did not consult Maddox Ungar Silberstein, PLLC regarding  either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the company's financial statements, or  any matter that was either the subject of a disagreement or a reportable event.

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

No other events occurred requiring disclosure under Item 304(b) of Regulation S-K during the fiscal years ending October 31, 2010 or October 31, 2009.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “1934 Act”), as of October 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of October 31, 2010.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of October 31, 2010, as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We had the following significant deficiencies at October 31, 2010:

•	We have only one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.
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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our sole executive officer and directors, his age as of October 31, 2010 and his present position.

Name	Age	Position Held with the Company
Richard Douglas 632 Marsh Creek Court Henderson, NV 89002	44	President, Secretary, CEO, CFO, Director

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

Mr. Douglas holds a Bachelor of Science degree in accounting and graduated in 2004 from the University of Nevada Las Vegas with a Masters of Accountancy Degree with an emphasis in tax.  He is licensed to practice in Nevada as a Certified Public Accountant. From 2000 to 2004, Mr. Douglas worked in the hotel services industry, focusing on guest services. From 2004 through the end of 2010, Mr. Douglas worked as a tax associate at a large public accounting firm, where he performed bookkeeping services and prepared individual, partnership and corporate tax returns.  As an auditing senior associate, he planned and performed compilation, review and auditing services for a variety of not-for-profit entities, large governmental entities, small and large hotels and casinos, and construction companies. As an accountant, Mr. Douglas has specialized in assurance services, focusing on internal audit functions, audits and compliance services, and brings that experience and perspective to Jumpkicks.  Beginning in 2011, Mr. Douglas co-founded an accounting firm Barlow Douglas. He is and will be performing the same auditing and accounting services he performed at his prior firm.

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending October 31, 2010, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended October 31, 2010, to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended October 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended October 31, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Douglas	0	0	0

Code of Ethics

As of October 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Douglas,President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2010.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our director for all services rendered in all capacities to us for the period from inception (August 3, 2007) through October 31, 2010.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended October 31, 2010.

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

We did not have a stock option plan as of October 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 31, 2010, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 10,860,000 Shares of Common Stock issued and outstanding as of October 31, 2010.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$6,850	$0	$0	$0
2009	$7,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on January 29, 2008.

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
January 27, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Richard Douglas
Richard Douglas President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
January 27, 2011