Form 10-Q
period 2011-01-31
Jumpkicks, Inc.
filed 2011-03-16
CIK 1424812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-148922

Jumpkicks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0690857
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

632 Marsh Creek Court, Henderson, Nevada 89002
(Address of principal executive offices)

702-752-1515
(Registrant’s telephone number)
_______________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,860,000 common shares as of March 1, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of January 31, 2011 and January 31, 2010 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended January 31, 2011 and January 31, 2010, and for the period from August 3, 2007 (Inception) to January 31, 2011 (unaudited);
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for period from August 3, 2007 (Inception) to January 1, 2011 (unaudited);
F-4	Consolidated Statements of Cash Flows for the three months ended January 31, 2011 and January 31, 2010, and for the period from August 3, 2007 (Inception) to January 31, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

JUMPKICKS, INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

ASSETS	January 31, 2011	October 31, 2010

CURRENT ASSETS

Cash	$819	$892
Accounts receivable	-	-
Total Current Assets	819	892

PROPERTY AND EQUIPMENT, net	2,006	2,309

TOTAL ASSETS	$2,825	$3,201

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$93,198	$65,557
Shareholder loan	12,500	12,500

Total Liabilities	105,698	78,057

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(130,073)	(102,056)
Total Stockholders' Equity (Deficit)	(102,873)	(74,856)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,825	$3,201

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended January 31, 2011	For the Three Months Ended January 31, 2010	For the Period from August 3, 2007 (Inception) through January 31, 2011

REVENUES	-	-	$1,226
COST OF GOODS SOLD	-	-	1,614
GROSS PROFIT	-	-	(388)

OPERATING EXPENSES
Depreciation expense	303	303	4,040
Professional fees	27,641	338	119,251
Bad debt	-	-	150
General and administrative	73	98	6,362

TOTAL OPERATING EXPENSES	28,017	739	129,803

LOSS FROM OPERATIONS	(28,017)	(739)	(130,191)

OTHER INCOME
Interest income	-	-	118

TOTAL OTHER INCOME	-	-	118

LOSS BEFORE INCOME TAXES	(28,017)	(739)	(130,073)
INCOME TAX EXPENSE	-	-	-

NET LOSS	(28,017)	(739)	$(130,073)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,860,000	10,860,000

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total

Balance August 3, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share	10,000,000	10,000	-	-	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	-	17,200

Net loss for the period ended October 31, 2007	-	-	-	(3,767)	(3,767)

Balance, October 31, 2007	10,860,000	10,860	16,340	(3,767)	23,433

Net loss for the year ended October 31, 2008 (restated)	-	-	-	(22,876)	(22,876)

Balance, October 31, 2008 (restated)	10,860,000	10,860	16,340	(26,643)	557

Net loss for the year ended October 31, 2009	-	-	-	(16,850)	(16,850)

Balance, October 31, 2009	10,860,000	10,860	16,340	(43,493)	(16,293)

Net loss for the year ended October 31, 2010	-	-	-	(58,563)	(58,563)

Balance, October 31, 2010	10,860,000	10,860	16,340	(102,056)	(74,856)

Net loss for the three months ended January 31, 2011	-	-	-	(28,017)	(28,017)

Balance, January 31, 2011	21,720,000	$10,860	$16,340	$(130,073)	$(102,873)

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended January 31, 2011	For the Three Months Ended January 31, 2010	For the Period from August 3, 2007 (Inception) through January 31, 2011

OPERATING ACTIVITIES
Net loss for the period	$(28,017)	$(739)	$(130,073)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	303	303	4,040
Changes in operating assets and liabilities:
Changes in inventory
Changes in accounts receivable	-	-	-
Changes in accounts payable	27,641	338	93,198

Net Cash Used in Operating Activities	(73)	(98)	(32,835)

INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(6,046)

Net Cash Used in Investing Activities	-	-	(6,046)

FINANCING ACTIVITIES
Loans from shareholder	-	-	12,500
Proceeds from common stock issued	-	-	27,200

Net Cash Provided by Financing Activities	-	-	39,700

NET INCREASE (DECREASE) IN CASH	(73)	(98)	819

CASH AT BEGINNING OF PERIOD	892	282	-

CASH AT END OF PERIOD	819	184	819

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JUMPKICKS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2011

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2010 audited financial statements.  The results of operations for the periods ended January 31, 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -  SUBSEQUENT EVENTS

 Management has evaluated subsequent events through March 12, 2011, the date    these financial statements were issued, and has determined it does not have any  material subsequent events to disclose.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “August,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which August cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Richard Douglas is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

Results of Operations for the three months ended January 31, 2011 and January 31, 2010, and Period from August 3, 2007 (date of inception) until January 31, 2011 and 2010

We generated no gross revenue for the three months ended January 31, 2011 and January 31, 2010. Our Operating Expenses during the three month period ended January 31, 2011 equalled $28,017, consisting primarily of $27,641 in Professional Fees and $303 of Depreciation Expense. We therefore, recorded a net loss of $28,017 for the three months ended January 31, 2011. Our Operating Expenses during the three month period ended January 31, 2010 equalled $739, consisting primarily of $338 in Professional Fees and $303 of Depreciation Expense. We therefore, recorded a net loss of $739 for the three months ended January 31, 2010.

For the period from August 3, 2007 (Date of Inception) until January 31, 2011 we generated gross revenue of $1,266 and had cost of goods sold of $1,614. Our Operating Expenses during the period from September 10, 2007 (Date of Inception) until January 31, 2011 equalled $129,803, consisting primarily of, $119,251 in Professional Fees, $6,362 in General and Administrative Expenses and $4,040 in Depreciation Expense. We had interest income of $118 for the same period. We therefore, recorded a net loss of $130,073 for the period from August 3, 2007 (Date of Inception) until January 31, 2011.

Liquidity and Capital Resources

As of January 31, 2011, we had total current assets of $819. Our total current liabilities as of January 31, 2011, were $105,698.  Thus, we had a working capital deficit of $104,879 as of January 31, 2011.

Operating activities used $73, $98 and $32,835 in cash for the three months ended January 31, 2011 and 2010 and from August 3, 2007 (Date of Inception) until January 31, 2011, respectively. Our net loss of $28,017, $739 and $130,073 for the three months ended January 31, 2011 and 2010 and from August 3, 2007 (Date of Inception) until January 31, 2011 was the primary component of our negative operating cash flow for the three months ended January 31, 2011 and 2010 and from August 3, 2007 (Date of Inception) until January 31, 2011, respectively.

Financing Activities generated $0 in cash for the three months ended January 31, 2011 and January 31, 2010. Financing activities generated $39,700 in cash during the period from August 3, 2007 (Date of Inception) until January 31, 2011, due to proceeds of $12,500 from shareholder loans, and $27,200 from common stock issued.

We expect that we will need to spend approximately $20,000 to further develop and market our Site, and to pay the professional fees associated with our business over the next twelve (12) months. As of January 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan during the next 12 months and beyond is contingent upon us obtaining additional financing. We hope to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, we have a working capital deficit of $104,879 as of January 31, 2011.  We currently have negative liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time, which according to our auditors, raises substantial doubt about our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of January 31, 2011, there were no off balance sheet arrangements.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Richard Douglas. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. Currently, we do not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011.

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

Jumpkicks, Inc.

Date:   March 15, 2011

By: /s/ Richard Douglas Richard Douglas Title: Chief Executive Officer and Director