Form 10-Q
period 2011-04-30
Amarantus BioSciences, Inc.
filed 2011-06-22
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-148922

Amarantus BioSciences, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0690857
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

675 Almanor Ave., Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 737-2734
_________________________________________________________________
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
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,000,000 common shares as of June 16, 2011.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of April 30, 2011 (unaudited) and October 31, 2010 (derived from audited financials);
F-2	Consolidated Statements of Operations for the three and six months ended April 30, 2011 and April 30, 2010, and for the period from August 3, 2007 (Inception) to April 30, 2011 (unaudited)
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for period from August 3, 2007 (Inception) to April 30, 2011 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended April 30, 2011 and April 30, 2010, and for the period from August 3, 2007 (Inception) to April 30, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

AMARANTUS BIOSCIENCES, INC.

formerly known as Jumpkicks, Inc.

(A Development Stage Company)

Balance Sheets

(unaudited)

ASSETS
	April 30, 2011	October 31, 2010
CURRENT ASSETS

Cash	$715	$892
Accounts receivable	—	—
Total Current Assets	715	892

PROPERTY AND EQUIPMENT, net	1,703	2,309

TOTAL ASSETS	$2,418	$3,201

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$107,163	$65,557
Shareholder loan	12,500	12,500

Total Liabilities	119,663	78,057

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.001 par value; 90,000,000 shares authorized; 10,860,000 shares issued and outstanding	10,860	10,860
Additional paid in capital	16,340	16,340
Deficit accumulated during the development stage	(144,445)	(102,056)
Total Stockholders' Equity (Deficit)	(117,245)	(74,856)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,418	$3,201

F-1

AMARANTUS BIOSCIENCES, INC.

formerly known as Jumpkicks, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended April 30, 2011	For the Three Months Ended April 30, 2010	For the Six Months Ended April 30, 2011	For the Six Months Ended April 30, 2010	For the Period from August 3, 2007 (Inception) through April 30, 2011
REVENUES	$—	$—	$—	$—	$1,226
COST OF GOODS SOLD	—	—	—	—	1,614
GROSS PROFIT	—	—	—	—	(388)

OPERATING EXPENSES
Depreciation expense	303	303	606	606	4,343
Professional fees	13,965	23,451	41,606	23,787	133,216
Bad debt	—	—	—	—	150
General and administrative	104	73	177	172	6,466

TOTAL OPERATING EXPENSES	14,372	23,827	42,389	24,565	144,175

LOSS FROM OPERATIONS	(14,372)	(23,827)	(42,389)	(24,565)	(144,563)

OTHER INCOME
Interest income	—	—	—	—	118

TOTAL OTHER INCOME	—	—	—	—	118

LOSS BEFORE INCOME TAXES	(14,372)	(23,827)	(42,389)	(24,565)	(144,445)
INCOME TAX EXPENSE	—	—	—	—	—

NET LOSS	$(14,372)	$(23,827)	$(42,389)	$(24,565)	$(144,445)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,860,000	10,860,000	10,860,000	10,860,000

F-2

AMARANTUS BIOSCIENCES, INC.

formerly known as Jumpkicks, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Stage	Total
Balance August 3, 2007	—	$—	$—	$—	$—

Common stock issued for cash at $0.001 per share	10,000,000	10,000	—	—	10,000

Common stock issued for cash at $0.02 per share	860,000	860	16,340	—	17,200

Net loss for the period ended October 31, 2007	—	—	—	(3,767)	(3,767)

Balance, October 31, 2007	10,860,000	10,860	16,340	(3,767)	23,433

Net loss for the year ended October 31, 2008	—	—	—	(22,876)	(22,876)

Balance, October 31, 2008	10,860,000	10,860	16,340	(26,643)	557

Net loss for the year ended October 31, 2009	—	—	—	(16,850)	(16,850)

Balance, October 31, 2009	10,860,000	10,860	16,340	(43,493)	(16,293)

Net loss for the year ended October 31, 2010	—	—	—	(58,563)	(58,563)

Balance, October 31, 2010	10,860,000	10,860	16,340	(102,056)	(74,856)

Net loss for the six months ended April 30, 2011	—	—	—	(42,389)	(42,389)

Balance, April 30, 2011	21,720,000	$10,860	$16,340	$(144,445)	$(117,245)

F-3

AMARANTUS BIOSCIENCES, INC.

formerly known as Jumpkicks, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended April 30, 2011	For the Six Months Ended April 30, 2010	For the Period from August 3, 2007 (Inception) through April 30, 2011
OPERATING ACTIVITIES
Net loss for the period	$(42,389)	$(24,565)	$(144,445)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	606	606	4,343
Changes in operating assets and liabilities:
Changes in inventory
Changes in accounts receivable	—	—	—
Changes in accounts payable	41,606	23,788	107,163

Net Cash Used in Operating Activities	(177)	(171)	(32,939)

INVESTING ACTIVITIES
Purchase of property and equipment	—	—	(6,046)

Net Cash Used in Investing Activities	—	—	(6,046)

FINANCING ACTIVITIES
Loans from shareholder	—	—	12,500
Proceeds from common stock issued	—	—	27,200

Net Cash Provided by Financing Activities	—	—	39,700

NET INCREASE (DECREASE) IN CASH	(177)	(171)	715

CASH AT BEGINNING OF PERIOD	892	282	—

CASH AT END OF PERIOD	$715	$111	$715

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

F-4

AMARANTUS BIOSCIENCES, INC.

formerly known as Jumpkicks, Inc.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2010 audited financial statements and those in recent Form 8-K filings. The results of operations for the periods ended April 30, 2011 are not necessarily indicative of the operating results for the full years.

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

F-5

AMARANTUS BIOSCIENCES, INC.

formerly known as Jumpkicks, Inc.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2011

NOTE 3 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 13, 2011, the date these financial statements were issued and has the following subsequent event to disclose: On May 25, 2011, the Company’s sole stockholder sold 100% of his common stock. The Company is now known as Amarantus Biosciences, Inc. and has changed its business strategy. The pre May 25, 2011 operating activities of Jumpkicks, Inc. were spun out to its sole shareholder in conjunction with the change in ownership.

F-6

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated as Jumpkicks, Inc. (“Jumpkicks”) in the State of Delaware on August 3, 2007 to engage in the business of online retailing. On May 25, 2011, we entered into an Agreement and Plan of Merger with Amarantus Therapeutics, Inc., a privately held Delaware corporation (“Amarantus”), and JKIK Acquisition Corp. (“Acquisition Sub”), our newly formed wholly-owned Delaware subsidiary. In connection with the closing of this merger transaction, Amarantus merged with and into Acquisition Sub (the “Merger”) on May 25, 2011, with the filing of articles of merger with the Delaware Secretary of State.

As a result of the Merger, we have ceased the business plan that we pursued since our inception.

We are now pursuing a new business plan and, additionally, have adopted a new fiscal year end of December 31st. Please refer to the Form 8-K filed on May 27, 2011 for our new business plan and current financial information regarding our business following the Merger. As the Merger occurred subsequent to the close of our second quarter of business on April 30, 2011, the Financial Statements, Notes to Financial Statements and Results of Operations contained herein solely concern our operations under our prior business plan.

Our offices are located at 675 Almanor Ave., Sunnyvale, California, 94085, and our telephone number is 408-737-2734. Our Internet Site can be found at www.amarantus.com. Information contained on our Web Site is not part of this periodic report.

Results of Operations for the three month periods ended April 30, 2011 and 2010, for the six month periods ended April 30, 2011 and 2010 and for the period from August 3, 2007 (date of inception) through April 30, 2011.

For the three months ended April 30, 2011 and 2010, our former business generated gross revenue from sales of $0 and $0, respectively. Our Cost of Goods Sold during the three month period ended April 30, 2011 was $0 and our Operating Expenses equalled $14,372 consisting of $303 in Depreciation expense, $13,965 in professional fees, and $104 in General and Administrative Expenses. Our former business therefore recorded a net loss of $14,372 for the three months ended April 30, 2011. Our Cost of Goods Sold during the three month period ended April 30, 2010 was $0 and our Operating Expenses equalled $23,827, consisting of $303 in Depreciation expense, $23,451 in professional fees, and $73 in General and Administrative Expenses. Our former business therefore recorded a net loss of $23,827 for the three months ended April 30, 2010.

For the six months ended April 30, 2011 and 2010, our former business generated gross revenue from sales of $0 and $0, respectively. Our Cost of Goods Sold during the six month period ended April 30, 2011 was $0 and our Operating Expenses equalled $42,389, consisting of $606 in Depreciation expense, $41,606 in professional fees, and $177 in General and Administrative Expenses. Our former business therefore recorded a net loss of $42,389 for the six months ended April 30, 2011. Our Cost of Goods Sold during the six month period ended April 30, 2010 was $0 and our Operating Expenses equalled $24,565, consisting of $606 in Depreciation expense, $23,787 in professional fees, and $172 in General and Administrative Expenses. Our former business therefore recorded a net loss of $24,565 for the six months ended April 30, 2010.

For the period from August 3, 2007 (Date of Inception) until April 30, 2011, our former business generated gross revenue from sales of $1,226. Our Cost of Goods Sold during this period was $1,614 and our Operating Expenses equaled $144,175, consisting primarily of $4,343 in Depreciation expense, $133,216 in professional fees, and $6,466 in General and Administrative Expenses. We also recorded interest income of $118 during the period. Our former business therefore, recorded a net loss of $144,445 for the period from August 3, 2007 (Date of Inception) until April 30, 2011.

Liquidity and Capital Resources

Please refer to the Form 8-K filed on May 27, 2011 for the most current, publicly available information regarding the liquidity and capital resources of our current business.

Off Balance Sheet Arrangements

As of April 30, 2011, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2011.  This evaluation was carried out under the supervision and with the participation of Richard Douglas our former Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our former Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. As of April 30, 2011, we did not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011.

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

Limitations on the Effectiveness of Internal Controls

Our prior management did not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Amarantus BioSciences, Inc.

Date:	June 20, 2011

By: /s/ Martin D. Cleary Martin D. Cleary Title: Chief Executive Officer and Director By: /s/ Marc E. Faerber Marc E. Faerber Title: Chief Financial Officer

