Form 10-Q
period 2011-06-30
Amarantus BioSciences, Inc.
filed 2011-09-15
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-148922

Amarantus BioSciences, Inc..
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,000,000 common shares as of September 14, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of December 31, 2010 (derived from audited financial information) and June 30, 2011 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010 and for the period from January 14, 2008 (Date of Inception) to June 30, 2011 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and for the period from January 14, 2008 (Date of Inception) to June 30, 2011 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND JUNE 30, 2011

		(Unaudited)
	December 31, 2010	June 30, 2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,521	$2,122
Prepaid expenses and other current assets	30,217	110,599

Total current assets	77,738	112,721

PROPERTY AND EQUIPMENT — Net	25,105	37,505

OTHER ASSETS		90,000

TOTAL	$102,843	$240,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,015,221	$1,588,606
Accrued liabilities	11,833	63,127
Related Party liabilities	287,462	222,230
Current portion of derivative liability	141,690	71,464
Current portion of convertible promissory notes	1,094	370,435

Total current liabilities	1,457,300	2,315,862

STOCK WARRANT LIABILITY	4,416	7,152

DERIVATIVE LIABILITY	145,857	289,327

CONVERTIBLE PROMISSORY NOTES — Net of current portion	29,915	108,084

Total liabilities	1,637,488	2,720,425

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $0.001 par value — authorized, 5,000,000 shares; issued and outstanding, 1,838,354 shares at December 31, 2010 and - 0 - shares at June 30, 2011, (liquidation preference of $735,342 at December 31, 2010)	685,342
Common stock, $0.001 par value — authorized, 90,000,000 shares; issued and outstanding, 24,961,474 shares at December 31, 2010 and 67,000,000 shares at June 30, 2011	4,020	186,042
Additional paid-in capital	62,320	2,555,483
Deficit accumulated during the development stage	(2,286,327)	(5,221,723)

Total stockholders’ deficit	(1,534,645)	(2,480,198)

TOTAL	$102,843	$240,226

See notes to financial statements

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2011, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO JUNE 30, 2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Date of Inception)
	June 30 , 2011	June 30 , 2010	June 30 , 2011	June 30 , 2010	to June 30, 2011

NET REVENUES	$—	$192,408	$178,308	$192,408	$370,717

OPERATING EXPENSES:
Research and development	1,617,886	70,664	1,855,833	83,560	2,444,330
General and administrative	828,699	196,610	1,234,392	333,238	2,732,482

Total costs and expenses	2,446,584	267,274	3,090,224	416,798	5,176,812

LOSS FROM OPERATIONS	(2,446,584)	(74,866)	(2,911,916)	(224,390)	(4,806,095)

INTEREST & OTHER INCOME (EXPENSE)
Interest Expense	(123,921)	(6,842)	(183,764)	(15,030)	(379,737)
Other Income		169,823		169,823	216,662
Change in fair value of warrant & derivatives liabilities	122,239	(43,445)	160,284	(43,445)	113,316

Total interest & other income (Expense)	(1,682)	119,536	(23,481)	111,348	(49,758)

NET INCOME / (LOSS)	$(2,448,267)	$44,670	$(2,935,397)	$(113,042)	$(4,855,854)

NET INCOME / (LOSS) PER SHARE, BASIC AND FULLY DILUTED	$(0.06)	$0.00	$(0.09)	$(0.00)

COMMON SHARES OUTSTANDING	42,921,946	24,961,474	34,129,233	24,961,474

 See notes to financial statements

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2011 (Unaudited), AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO June 30, 2011 (Unaudited)

			(Unaudited)
			Period From
	(Unaudited)	(Unaudited)	January 14, 2008
	Six Months Ended	Six Months Ended	(Date of Inception)
	June 30, 2010	June 30, 2011	to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,043)	$(2,935,396)	$(4,855,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,438	7,021	17,619
Stock-based compensation	13,609	1,832,667	1,857,843
Non-cash interest expense related to warrants and derivatives	49,535	157,523	278,194
Change in fair value of warrant and derivative liabilities	(21,637)	(160,284)	(113,314)
Gain on settlement of convertible note and warrants	—	—	(137,632)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	—	(80,382)	(110,599)
Other Assets	—	(90,000)	(90,000)
Accounts payable	199,064	594,635	1,742,383
Accrued liabilities	(11,763)	51,294	103,469
Related party liabilities	(224,508)	(65,231)	(143,640)

Net cash used in operating activities	(107,305)	(688,153)	(1,451,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,294)	(19,421)	(55,125)

Net cash used in investing activities	(23,294)	(19,421)	(55,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	505,000	957,548
Repayment of borrowings	—	—	(100,000)
Proceeds from issuance of common stock	—	183,362	187,382
Proceeds from issuance of convertible preferred stock	500,000	—	540,000
Costs of financings	(50,000)	(26,187)	(76,187)
Proceeds from sale of warrant	—	—	35

Net cash provided by financing activities	450,000	662,175	1,508,778

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	319,401	(45,399)	2,122

CASH AND CASH EQUIVALENTS — Beginning of period	1,232	47,521

CASH AND CASH EQUIVALENTS — End of period	$320,633	$2,122	$2,122

NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of convertible promissory notes for preferred stock	$—	$—	$195,342

Issuance of warrants to investors	$—	$2,567	$58,911

Bifurcation of derivatives embedded in convertible notes	$—	$233,698	$470,101

Preferred stock warrants reclassified from liabilities to equity	$—	$—	$37,110

Issuance of convertible notes in lieu of payment of payable	$—	$21,250	$153,777

Dividend to founder for assumption of debts	$—	$—	$365,870

  See notes to financial statements

AMARANTUS BIOSCIENCES, INC.

(formerly known as Jumpkicks, Inc.)

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           General

Amarantus BioSciences, Inc. (the “Company”) was incorporated on January 14, 2008 in the state of Delaware. The Company is a development stage biopharmaceutical drug development company dedicated to sourcing high-potential therapeutic platform technologies and aligning their development with complementary clinical-stage compounds to reduce overall enterprise risk. Through June 30, 2011, the Company has been primarily engaged in biotechnology research and development and raising capital.

2.           Development Stage and Going Concern

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of June 30, 2011, as defined by the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. As of June 30, 2011, the Company has been funded by equity and debt financings. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

The Company expects to continue to incur substantial losses over the next several years during its development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of debt and equity securities and, in the longer term, revenue from product sales.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of June 30, 2011, the Company had cash and cash equivalents of $2,122. During the quarter ended June 30, 2011, the Company incurred a net loss of $2,448,267 and had negative cash flows from operating activities of $688,153. In addition, the Company had an accumulated deficit of $5,221,723 at June 30, 2011. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt or equity financings. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Refer to Note 12 for disclosure of subsequent transactions and financings completed after June 30, 2011.

3.           SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties — The Company participates in a global dynamic highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; regulatory approval and market acceptance of the Company’s products; development of the necessary manufacturing capabilities and to obtain adequate resources of necessary materials; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with domestic financial institutions that are federally insured within statutory limits.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment — Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

Equipment	3 years
Computer equipment	2 years
Furniture and fixtures	3 years

The Company reviews the carrying value of long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. There have been no such impairments.

Property and equipment at June 30, 2011 and December 31, 2010, consisted of the following:

	(Unaudited)
	June 30,	December 31,
	2011	2010
Equipment	$49,583	$30,162
Computer equipment	3,179	3,179
Furniture and fixtures	2,363	2,363
	55,125	35,704
Less accumulated depreciation	(17,619)	(10,599)
Property and equipment - net	$37,505	$25,105

	(Unaudited)	(Unaudited)
	June 30,	June 30,
	2011	2010
Depreciation Expense:
Three months ended	$239	$844
Six months ended	7,020	1,438
Inception to Date	17,619

Revenue Recognition — The Company is a development stage company and as such does not have any commercial revenue. The Company has received grant money for research and has recorded this as revenue. The Company recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104 provides guidance in applying U.S. generally accepted accounting principles to revenue recognition issues, and specifically addresses revenue recognition for upfront, non-refundable fees received in connection with research collaboration agreements.

Research and Development Expenditures —Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, materials and supplies, licenses and fees, and overhead allocations consisting of various administrative and facilities related costs. Research and development activities are also separated into three main categories: research, clinical development, and biotechnology development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1 and 2 clinical studies. Biotechnology development costs consist of expenses incurred in connection with product formulation and analysis. The Company charges research and development costs, including clinical study costs, to expense when incurred, consistent with the guidance of FASB ASC 730, Research and Development.

Stock-Based Compensation — Stock-based compensation is measured at the grant date based on the fair value of the award. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The expense recognized for the portion of the award that is expected to vest has been reduced by an estimated forfeiture rate. The forfeiture rate is determined at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option-pricing model as the method for determining the estimated fair value of stock options.

Expected Term — The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 110, Certain Assumptions Used in Valuation Methods.

Expected Volatility — Expected volatility has been estimated based on the volatilities of similar companies that are publicly traded.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The Company recognizes fair value of stock options granted to nonemployees as stock-based compensation expense over the period in which the related services are received.

Freestanding Stock Warrants — Certain warrants to purchase the Company’s stock are classified as liabilities in the balance sheets. These warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense). Other warrants to purchase the Company’s convertible stock are classified as equity in the balance sheet and are not subject to remeasurement.

Derivative Liability — Certain derivatives embedded within convertible promissory notes have been bifurcated and recorded as derivative in the balance sheets because they are not clearly and closely related. These derivatives are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense).

Income Taxes — The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

The Company recognizes the tax benefit from uncertain tax positions in accordance with GAAP, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s tax return.

Fair Value of Financial Instruments —The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable, and accrued liabilities approximates their value due to the short-term maturities of such instruments.

Recently Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for annual and interim periods beginning after December 15, 2011. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance concerning the presentation of Comprehensive Income in the financial statements. Entities will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The disclosure requirements are effective for annual and interim periods beginning after December 15, 2011 and should be retrospectively applied. The implementation of this guidance is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events —The Company evaluated subsequent events through the date its financial statements were available for issuance. The Company determined that the financial statements were available for issuance on September 14, 2011. Refer to Note 12 for subsequent events disclosure.

4.          AGREEMENT AND PLAN OF MERGER

On May 25, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amarantus Therapeutics, Inc., a privately held Delaware corporation (“Amarantus”), and JKIK Acquisition Corp. (“Acquisition Sub”), our newly formed wholly-owned Delaware subsidiary. In connection with the closing of this merger transaction, Amarantus merged with and into Acquisition Sub (the “Merger”) on May 25, 2011, with the filing of articles of merger with the Delaware Secretary of State.

In addition, pursuant to the terms and conditions of the Merger Agreement:

- Each share of Amarantus common stock and each share of Amarantus preferred stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive a pro-rata portion of a total of 1,820,000 shares of our common stock. As a result, the shareholders of Amarantus received 1,820,000 newly issued shares of our common stock.

- Our board of directors was reconstituted to consist of Martin D. Cleary, Chairman, together with Dr. John W. Commissiong, Gerald E. Commissiong, Arnold T. Grisham, Robert L. Harris, and Eugene Mancino, who prior to the Merger were the directors of Amarantus.

- Our sole officer and director immediately prior to the Merger, Richard Douglas, resigned from the board and from all offices.

- Our board appointed Martin D. Cleary as our Chief Executive Officer, Dr. John Commissiong as our Chief Scientific Officer, Gerald E. Commissiong as our Chief Operating Officer, and Marc E.  Faerber as our Chief Financial Officer, Treasurer, and Secretary.

- In connection with the Merger, our former sole officer and director immediately prior to the Merger, Richard Douglas, received a transfer of all assets and agreed to assume all liabilities related to our pre-merger business.

- Following the closing of the merger, Mr. Douglas canceled and returned all 10,000,000 shares of his common stock.

- Following the closing of the merger, in a separate transaction, we authorized a forward split of 25 shares for each share of our common stock issued and outstanding at the time of the split.

- Following the closing of the merger, our board of directors and shareholders approved a change in the name of the company to “Amarantus BioSciences, Inc.”

- As a result, following these events, there were 67,000,000 shares of our common stock issued and outstanding.

- In connection with the Merger, we adopted Amarantus’ 2008 Stock Plan and confirmed all options issued thereunder.  In addition, we adopted and assumed certain convertible notes and warrants issued by Amarantus prior to the Merger.

- Amarantus provided customary representations and warranties and complied with standard closing conditions, including approval of the Merger by its voting stockholders.

Expenses incurred with the merger were $50,000 and have been recorded as part of Stockholders Equity.

Complete information regarding the merger was included in our Form 8K/A filed on June 3, 2011.

In accordance with APB 16, the Merger is being accounted for as a reverse-merger and recapitalization. Amarantus is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of Amarantus and will be recorded at the historical cost basis of Amarantus, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of the Company and Amarantus, historical operations of Amarantus and operations of the Company from the closing date of the Merger.

5.          Fair Value Measurements

Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1 — Inputs that are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2011, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at June 30, 2011 (Unaudited)
	Level 1	Level 2	Level 3	Total
Warrant Liability			$7,512	$7,152
Derivative Liability			360,792	360,792
Total	$—	$—	$367,944	$367,944

Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3	Total
Warrant Liability			$4,416	$4,416
Derivative Liability			280,547	280,547
Total	$—	$—	$291,963	$291,963

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liability mentioned above for the year ended December 31, 2010, for the period ended June 30, 2011 and for the period from January 14, 2008 (date of inception) to June 30, 2011:

	Warrant	Derivative
	Liability	Liability	Total
January 14, 2008 (date of inception)	$—	$—	$—
Issuance of warrants	52,665		52,665
Issuance of convertible notes		9,377	9,377
Changes in fair value	(15,960)	(4,402)	(20,362)

December 31, 2008	36,705	4,975	41,680
Changes in fair value	(1,692)	(4,975)	(6,667)

December 31, 2009	35,013	0	35,013
Issuance of warrants	3,680		3,680
Issuance of convertibles notes		281,466	281,466
Reclassification of warrants to equity	(37,110)		(37,110)
Cancellation of warrants	(65,082)		(65,082)
Changes in fair value	67,915	6,081	73,996

December 31, 2010	$4,416	$287,547	$291,963
Issuance of warrants	2,567		2,567
Issuance of convertible notes		233,698	233,698
Changes in fair value	169	(160,453)	(160,284)

June 30, 2011 (Unaudited)	$7,152	$360,792	$367,944

The valuation of the convertible stock warrant liability is discussed in Note 7.

6.          Accrued Liabilities

Accrued liabilities at June 30, 2011 and December 31, 2010, consisted of the following:

		(Unaudited)
	December 31,	June 30,
	2010	2011

Accrued compensation and related benefits	$11,162	$18,575
Accrued interest	671	26,912
Customer deposits	—	17,640

Total	$11,833	$63,127

7.          Convertible Promissory Notes and derivative liability

In March, April, and July 2008, the Company issued convertible notes to three investors for aggregate proceeds of $155,000. Principal and interest on these convertible notes, accrued at the rate of 10% per annum, were due and payable in August and September 2009, the maturity dates, unless earlier converted into equity securities of the Company. Principal and unpaid accrued interest was convertible into equity securities of the Company automatically at the closing of the Company’s next equity financing to outside investors in which gross aggregate proceeds exceed $1,000,000 (“Next Equity Financing”), at the price per share received by the outside investors. Since the Next Equity Financing did not occur on or before the maturity date, the principal and unpaid accrued interest were converted at the option of the Company into 488,354 shares of Series 1 convertible preferred stock at a price per share of $0.40 in October 2010. In addition, the Company issued warrants to the note holders equal to 50% of the principal of the note which provides for the note holders to purchase an aggregate of 193,750 shares of Series 1 preferred stock at an exercise price of $0.40 per share. Concurrent with the merger on May 25, 2011, the 488,354 shares of preferred stock were converted into 3,032,348 shares of common stock and the warrant now provides for the note holders to purchase an aggregate of 1,203,056 of common stock at an exercise price of $.06 per share.

In November 2008, the Company issued a convertible note to an investor for proceeds of $172,548. Principal and interest on these convertible notes, accrued at the rate of 10% per annum, were due and payable in December 2009, unless earlier converted into equity securities of the Company. Contemporaneously with the closing of any equity financing of the Company having aggregate proceeds of at least $500,000 (“Qualified Financing”), the investor had the option to receive payment on the outstanding principal and unpaid accrued interest, or to convert the outstanding principal and unpaid accrued interest into preferred stock of the Company at the price per share paid by the purchasers in the Qualified Financing. If no Qualified Financing occurred on or before the maturity date, the investor had the option to receive payment on the outstanding principal and unpaid accrued interest, or to convert the outstanding principal and unpaid accrued interest into the Company’s common stock at a price per share of $0.50. In addition, the Company issued warrants to the investor to purchase a number of shares of stock issued to investors in the Qualified Financing equivalent to 70% of the principal amount of the note divided by the price per share of the stock sold in the Qualified Financing). On June 1, 2010, the Company and the investor entered into a settlement agreement to cancel the $172,548 convertible note, related accrued interest of $26,793 and warrants fair valued at $65,082 on the date of cancellation, for a cash payment of $100,000, resulting in a gain of $164,423 recorded in the statement of operations as other income (expense).

In August, November, and December 2010, the Company issued convertible promissory notes to certain investors for aggregate proceeds of $32,527. Principal and interest on these convertible notes, accrued at the rate of 5% per annum, are due and payable two years from the issuance dates, unless earlier converted into equity securities of the Company. Principal and unpaid accrued interest shall be converted automatically or at the investor’s option into equity securities of the Company at the closing of the Company’s next equity financing to outside investors in which gross aggregate proceeds exceed $1,000,000 (“Next Equity Financing”), at the price per share received by the outside investors. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at the option of the Company into shares of capital stock of the Company. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors in the Next Equity Financing equivalent to 5% or 20% of the principal amount of the notes divided by the price per share of the stock sold in the Next Equity Financing.

On December 13, 2010, the Company issued a convertible note to an investor for proceeds of $100,000. Principal and interest, accrued at the rate of 5% per annum, are due and payable on December 13, 2012, unless earlier converted into equity securities of the Company. Principal and unpaid accrued interest shall be automatically converted into equity securities of the Company at the closing of the Company’s Next Equity Financing, based on a conversion price equal to one-third of the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at the option of the Company into shares of the most recently closed Company equity financing, based on a conversion price equal to one-third of the price per share of the most recently closed Company equity financing.

On December 28, 2010, the Company entered into an agreement to issue senior secured convertible promissory notes to certain investors up to an aggregate amount of $250,000 and on that date, issued a convertible promissory note to an investor for proceeds of $125,000. Principal and interest, accrued at the rate of 5% per annum, are due and payable on December 6, 2011, unless earlier converted into equity securities of the Company. Principal and unpaid accrued interest shall be automatically converted into equity securities of the Company at the closing of the Company’s next equity financing in which gross aggregate proceeds to the Company exceed $5,500,000 to outside investors and the Company registers its stock for sale pursuant to the Securities and Exchange Act of 1934. The conversion price shall be equal to one-third of the price per share of this financing. If this financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at the option of the holders of a majority of the aggregate principal amount of the senior secured convertible promissory notes, into common stock of the Company.

During the six months ended June 30, 2011, the Company issued convertible promissory notes to an existing investors for aggregate proceeds of $21,250. Principal and interest on these convertible notes, accrued at the rate of 5% per annum, are due and payable two years from the issuance dates, unless earlier converted into equity securities of the Company. Principal and unpaid accrued interest shall be converted automatically or at the investor’s option into equity securities of the Company at the closing of the Company’s next equity financing to outside investors in which gross aggregate proceeds exceed $1,000,000 (“Next Equity Financing”), at the price per share received by the outside investors. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at the option of the Company into shares of capital stock of the Company~~.~~ In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors in the Next Equity Financing equivalent to 5% of the principal amount of the notes divided by the price per share of the stock sold in the Next Equity Financing.

During the six months ended June 30, 2011, the Company issued convertible notes to a series of investors for total proceeds of $505,000. Principal and interest, accrued at the rate of 5% per annum, are due and payable on various dates in either December 2011, April 2013 or June 2013, unless earlier converted into equity securities of the Company. Principal and unpaid accrued interest shall be automatically converted into equity securities of the Company at the closing of the Company’s Next Equity Financing, based on a conversion price equal to one-third of the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at the option of the Company into shares of the most recently closed Company equity financing, based on a conversion price equal to one-third of the price per share of the most recently closed Company equity financing

At June 30, 2011, total future minimum payments under the Convertible Notes are as follows:

2011	$535,000
2012	132,527
2013	116,250

Total minimum payments	783,777

Less: Debt discount resulting from warrant and derivative liabilities	(305,258)

Total	478,519

Current portion of convertible promissory notes	(370,435)

Convertible promissory notes – net of current portion	$108,084

All of Company’s convertible notes contain embedded derivatives wherein their automatic conversion, which is contingent upon a future equity raise, can accelerate the realization of the expected payout for each note. This feature creates the possibility of a greater than expected return for the note holder and thus a higher than expected liability for the Company. The value of this feature was estimated for each note using the probability expected return method, in which the payout of distinct potential early conversion scenarios was discounted to the present using the expected IRR of the note and compared with the present value of the note if held to maturity. Probabilities were applied to the value of early conversion in each scenario to arrive at a probability weighted value of the early conversion feature.

As of June 30, 2011 and December 31, 2010, the fair value of the derivative liability was $360,791 and $287,547, respectively. The changes in fair value for the three month periods ended June 30, 2011 and June 30, 2010 of $122,194 and $ -0-, respectively, and for the six month periods ended June 30, 2011 and June 30, 2010 and the period from January 14, 2008 (date of inception) to June 30, 2011 of $160,454, $ -0- and $163,750, respectively, have been recorded in the accompanying statements of operations as a component of other income (expense).

8.          commitments and contingencies

Commitments — On June 12, 2011, the Company’s board of directors approved an Assignment and Assumption Agreement (the Lease Assignment”) under which the Company agreed with Juvaris BioTherapeutics, Inc. (Juvaris”) to assume all of Juvaris’ rights, obligation, and interest under a Lease Agreement for premises located at 866 Malcolm Road Suite #100F, Burlingame, California. Pursuant to the Lease Assignment, the Company paid Juvaris a fee of $60,000. The Company’s rights under the Lease Assignment are also governed in part by a Consent to Assignment executed by us, Juvaris, and landlord ARE-819/853 Mitten Road, LLC. Under the Consent to Assignment, the Company is required, among other things, to furnish the landlord with a letter of credit in the amount of $60,425.54.  As amended, the Lease Agreement being assumed provides for the lease of 11,242 square feet of space located at 866 Malcolm Road Suite #100F in Burlingame California at a rate of $2.92 per square foot through February 29, 2012. The Lease Assignment and the Consent Agreement were timely filed with the Securities and Exchange Commission under a Form 8K filing. In July 2011 the Lease Assignment and discussions with Juvarius BioTherapeutics, Inc. were terminated. The Company has no further commitments to such lease assignment. The Company also expended $75,000 toward the option to acquire certain assets of Juvaris. These options has also expired and the Company has no further obligations to Juvaris.

The Company leases its main office facility and a second facility for research in Sunnyvale, CA under sublease agreements that provide for month to month extensions by the Company.

Rent expense for the three months ended June 30, 2011 and June 30, 2010 was $31,037 and $15,240, respectively, and for the six months ended June 30, 2011 and June 30, 2010 rent expense was $61,489 and $30,480, respectively. For the period from January 14, 2008 (date of inception) to June 30, 201, rent expense was $189,960.

Contingencies — From time to time, the Company may become involved in litigation. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

The Company agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings as follows:

Future financing with proceeds of at least
$1,000,000	$50,000
1,250,000	20,000
1,500,000	26,000
2,000,000	50,000
5,000,000	50,000
6,000,000	20,000

Total	$216,000

The Company incurred various obligations related to the original acquisition of its intellectual property around the time the Company was founded.

9.          COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorize the Company to issue 90,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends when and if declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. As of June 30, 2011, no dividends had been declared.

Common stock that the Company had reserved for issuance at June 30, 2011, is as follows:

Exercise and conversion of common stock warrants	1,203,056
Stock options outstanding	2,411,154
Stock options available for future grants under the 2010 Stock Plan	1,535,876

Total shares of common stock reserved	5,150,086

As of June 30, 2011 the Company had outstanding $783,777 of convertible note principal. These convertible notes, along with related accrued interest, convert at certain prices upon the Next Equity Financing. The affect of the convertible debt is not included in the above schedule since the number of shares will not be determinable until the Next Equity Financing occurs. (See Note 7)

10.         Stock option plan

The Company’s Board of Directors has approved the 2008 Stock Plan (the “Plan”). Under the Plan, the Board of Directors may grant up to 10,742,127 shares of incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options generally have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant dates to four years.

A summary of option activity under the Plan is as follows:

		Outstanding Options
			Weighted-	Weighted-
	Shares		Average	Average
	Available for	Number of	Exercise	Remaining
	Grant	Shares	Price	Contractual Term

Balance – January 14, 2008
(date of inception)

Shares added to the plan	6,085,136

Balance – December 31, 2008	6,085,136

Balance – December 31, 2009	6,085,136

Shares added to the plan	4,656,991		0.01

Options granted (weighted average fair values of $0.05)	(3,206,494)	3,206,494	0.01	9.2

Balance – December 31, 2010	7,535,633	3,206,494

Shares added to the plan

Options granted (weighted average
Fair value of $0.01)
Employee	(4,610,422)	4,610,422	0.01
Non-Employee	(3,601,407)	3,601,407	0.01

Cancelled Shares	2,212,071	(2,212,071)	0.01

Options exercised

Balance - June 30, 2011	1,535,876	9,206,251

Options vested-
June 30,2011	3,467,195

Options vested and expected to vest-
June 30, 2011	8,211,823

Stock-based compensation expense for the three and six month periods ended June 30, 2011 and June 30, 2010, and the period from January 14, 2008 (date of inception) to June 30, 2011, is classified in the statements of operations as follows:

					(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Period From
	Three	Three	Six	Six	January 14, 2008
	Months Ended	Months Ended	Months Ended	Months Ended	Date of Inception
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2011	2010	2011	2010	2011

Research and development	$1,524,614	$2,150	$1,547,584	$4,301	$1,556,186
General and administrative	258,113	4,654	285,083	9,308	301,658

Total	$1,782,727	$6,804	$1,832,667	$13,609	$1,857,843

At June 30, 2011, there was a total of $60,837 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee stock option awards, which is expected to be recognized over a weighted-average period of approximately 03.5 years.

Also at June 30, 2011, options to purchase 1,863,443 shares granted to nonemployees were unvested and subject to remeasurement at future reporting dates.

The fair value of the Company’s stock-based awards during the period ended June 30, 2011, the year ended December 31, 2010, and the period from January 14, 2008 (date of inception) to June 30, 2011, was estimated using the following weighted-average assumptions:

			(Unaudited)
			Period From
	(Unaudited)	(Unaudited)	January 14, 2008
	Period Ended	Year Ended	(Date of Inception)
	June 30,	December 31,	to December 31, 2008
	2011	2010	2008

Weighted-average volatility	83.3%	83.3%	83.3%
Expected term (in years)	5	5	5
Expected dividends	None	None	None
Risk-free interest rate	2.3%	2.6%	2.6%

11.         Related-Party Transactions

The Company was co-founded in 2008 by Mr. Gerald Commissiong and Dr. John Commissiong under the original name of CNS Protein Therapeutics, Inc. (“CNS”), and changed its name to Amarantus Therapeutics, Inc. in 2010. Dr. Commisiong is currently the Chief Scientific Officer, a member of the Board of Directors (appointed in March 2011) and majority shareholder of the Company. Mr. Gerald Commissiong is currently the Chief Operating Officer, a member of the Board of Directors, and a significant shareholder of the Company. Dr. Commissiong also founded Neurotrophics, Inc., a Canadian company, in 2003. In 2007, Neurotrophics established an agreement with EMS Development Group to acquire the intellectual property rights to a protein compound, mesencephalic astrocyte-derived neurotrophic factor (“MANF”), from Prescient Neuropharma Co. MANF was discovered by Dr. Commissiong while working for Prescient in 2002, as a drug candidate with promising therapeutic properties for treatment of syndromes such Parkinson’s Disease.

EMS received $59,000 in 2007 in funding from Neurotrophics to purchase the MANF intellectual property rights. Prior to this payment, Neurotrophics received a total of $100,000 in investments from certain outside parties. The same investors provided $100,000 in funding to CNS in 2008, and CNS renegotiated and assumed the $100,000 convertible note investment made into Neurotrophics. The investors directed Neurotrophics and EMS to assign the MANF intellectual property rights to CNS and CNS agreed to assume certain other liabilities related to the technology transfer. CNS will compensate these creditors on a future date mutually agreeable between the parties., In addition, CNS agreed to compensate EMS for its assistance in acquiring the rights to MANF by making installment payments in an aggregate amount of $95,000.

The technology transfer transaction created a contingent liability for the Company. Legal counsel to the Company has advised that transfers of assets out of the usual course of business, referred to under applicable Canadian law as “bulk sales”, must comply with certain rules in order to avoid a potential voiding of the sale or transfer, making the purchaser liable to unpaid trade creditors, or creating an encumbrance on the assets transferred or sold. The transfer of the MANF rights by Neurotrophics to CNS may impose such obligations on CNS, as a purchaser. Counsel further advised that upon payment in full of all of the Neurotrophics debts outstanding as of March 5, 2008, no action can be successfully maintained to void or set aside the transfer of the MANF rights to CNS, and thus to the Company.

To remedy this contingent liability, CNS agreed to compensate Neurotrophics to repay its creditors on a future date mutually agreeable between the parties, and agreed to assume debts owed to John Commissiong and Gerald Commissiong by Neurotrophics.

The Company has recorded a total of $295,888 and $287,462 as of December 2009 and 2010, respectively in obligations reflecting this liability in its financial statements. The Company recorded the assumption of the Neurotrophics debts as a distribution in 2008.

In February 2011, the Company and Neurotrophics agreed to enter into two agreements regarding compensation for the March 5, 2008 transfer of the rights to MANF and issued notes in the amounts of $222,083 and $59,319, in favor of Neurotrophics and John and Gerald Commissiong, respectively. These notes bear interest at the rate of 2% per annum, and have maturity dates of March 5, 2015 and December 30, 2015, respectively. The loans may be repaid at the Company’s option on or before the maturity dates in the form of common stock of the Company at the then fair market value. As of June 30, 2011, the balance due John and Gerald Commissiong was $147.

In October 2010, the Company entered into an agreement with the founders, Gerald Commissiong and John Commissiong, where they will receive a 2.5% (1.25% each for Gerald Commissiong and John Commissiong) Royalty from the gross commercial revenue of patents derived from the Company’s proprietary PhenoGuard platform technology, including patents associated with the MANF Protein and related Gene."

The Company obtained the services of its current CEO Martin D. Cleary through a consulting agreement until May 2010 when he became an employee. During the years ended December 31, 2009, 2010, and the period from January 14, 2008 (date of inception) to December 31, 2010, consulting services of $79,167, $200,000, and $186,013, respectively are included in the statement of operations. This agreement also includes a change of control clause whereby the Company shall pay Mr. Cleary a bonus of 5% of the gross proceeds to the Company resulting from the change of control. Upon his election and in his sole discretion, and in lieu of the change of control bonus, the Company shall issue to him shares of the Company’s common stock equal to 2.5% of the Company’s fully diluted capitalization as of the date of termination of the agreement. During the three month and six month periods ending June 30, 2011, consulting services of $52,000, and $100,000, respectively are included in the statement of operations.

12.         SUBSEQUENT EVENTS

As mentioned above in the description of the Company, Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. Subsequent to December 31, 2010, the Company entered into several significant transactions reflecting these plans.

Bridge Financings - In contemplation of entering into a reverse triangular merger and private investment in public equity (PIPE), the Company has obtained loans convertible into stock in the Company. As described in Note 7, $125,000 of this was obtained in December 2010 regarding the Senior Secured Convertible Notes and $375,000 was obtained in six month period ended June 30, 2011. Such loans are convertible into common shares of the Company. The conversion price per share shall be equal to one-third the price per share of equity securities sold to outside investors in the next equity financing from outside sources, which is anticipated to be the PIPE transaction. These notes were formerly secured by collateral consisting of substantially all assets of the company. Under a May 20, 2011 amendment to the Senior Secured Convertible Promissory Note Agreement, this security interest was terminated.

The Company expected to enter into a Bridge Loan Agreement in mid May 2011 providing for up to $3 million in senior secured convertible loans. As of June 30, 2011 this financing has not occurred although the Company is continuing to pursue financing but does not know when such will be obtained.

On June 3, 2011, the Company disclosed entering into a Letter Agreement (the “Agreement”) with Generex Biotechnology Corporation (“Generex”) regarding the licensing of certain intellectual properties and forming collaborative arrangements for the benefit of the parties. In the disclosure, the Company explained that the material terms of the Agreement will be evidenced by further documentation to be delivered on a formal Closing Date to take place no later than July 15, 2011. Although the Company is still in negotiations with Generex over the material terms and is actively pursuing developing the necessary documentation to close the transaction, the Company has not been able to do so by the target date of July 15, 2011. The Company has continued its efforts to arrive at a consensus with Generex and to close the transaction in the near future, although there can be no assurances that a consensus will be reached.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Amarantus BioSciences, Inc. is a California-based development-stage biotechnology company founded in January 2008. We focus on developing our intellectual property and proprietary technology to develop drug candidates to treat human disease. We own the intellectual property rights to a therapeutic protein known as Mesencephalic-Astrocyte-derived Neurotrophic Factor (“MANF”).

MANF is a protein that corrects protein misfolding. Protein misfolding is one of the major causes of apoptosis (cell death). This property provides a compelling rationale for the research and development of MANF-based products as therapeutics for human disease. Our lead MANF product development effort is centered on a therapy for Parkinson’s disease.

We also own an inventory of 88 cell lines that we refer to as PhenoGuard Cell Lines. MANF was the first therapeutic protein discovered from a PhenoGuard Cell Line. We believe that we may identify additional therapeutic proteins from its inventory of PhenoGuard Cell Lines.

Principal Products

Our philosophy is to acquire in-license, discover and develop biologics with the potential to address critically important biological pathways involved in human disease. Since our inception, we have been focused on developing MANF as a therapeutic for Parkinson’s disease, and other apoptosis-related disorders. Our business plans are focused in these specific areas:

  Development of MANF to treat Parkinson’s disease
  Development of MANF to treat other apoptosis-related disorders
  Exploration of our PhenoGuard Cell Lines for therapeutic protein discovery
  Evaluation of external drug candidates for potential in-licensure or acquisition

MANF: Overview

We own the intellectual property rights to a novel therapeutic protein called MANF acquired from EMS Development Group in 2008. MANF is a novel, endogenous, evolutionally conserved and widely expressed secreted human protein. We believe that MANF is the first of a new class of therapeutic proteins that are secreted in response to stressful physiological conditions in the body. MANF is believed have mechanisms of action that are fundamentally different from other therapeutic proteins; MANF decreases the activity of apoptosis-causing enzymes, corrects protein mis-folding and increases neurotransmitter release.

MANF: Development Plan

We will focus on developing MANF as a therapeutic protein for Parkinson’s disease with the intention of gaining Investigational New Drug Status with the FDA in order to initiate human clinical studies in the United States. We will gather further information on additional MANF applications and will evaluate product development programs as data becomes available.

For the next 12 months, we will focus our product development efforts on the completion of experiments in non-human primate models of Parkinson’s disease. This will provide the experimental rationale for moving forward into human clinical studies for the treatment of Parkinson’s disease.

Parkinson’s Disease Overview

Parkinson’s disease (PD) is a severe neurological disorder characterized by tremor, muscle rigidity, and an inability to walk with a steady gait. PD was first reported by James Parkinson in 1817. It is currently widely accepted that PD is primarily associated with the degeneration of a specific set of dopaminergic (DA) neurons in the human brain located in the midbrain. According to the NIH, symptoms begin to appear when 60-80% of these DA neurons have become dysfunctional or have died. Humans have roughly 1 million of these critical DA neurons in the midbrain that play a vital role in controlling motor functions such as walking, stability and overall muscle control. DA neurons release the neurotransmitter dopamine, which plays a critical role in motor function. When a person is diagnosed with PD, roughly 600,000 to 800,000 of these DA neurons have already degenerated or have died. The remaining DA neurons continue to degenerate as PD progresses until such a time when there aren’t enough DA neurons left for the body to function. PD progresses at different rates in different patients. Ultimately, every patient becomes incapable of functioning independently at a certain point in the progression of his or her PD. According to the NIH, it is estimated that at least 500,000 people are afflicted with this disorder in the United States. PD generally affects patients later in life, with an average onset age of 60. NIH estimates the total cost to the nation exceeds $6 billion annually.

Parkinson’s Disease Market

According to a 2008 report generated by DataMonitor, there are over 1.5 million PD in the United States, Western Europe and Japan. It is widely accepted that with the increasing trend towards a longer lifespan coupled with the baby-boomer population approaching retirement, the incidence of Parkinson’s disease is likely to double by in the next 20 years.

Deep Brain Stimulation

Deep brain stimulation (DBS) is a surgical procedure used to treat the symptoms associated with Parkinson’s disease.  At present, the procedure is used only for patients whose symptoms cannot be adequately controlled with medications. DBS uses a surgically implanted, battery-operated medical device called a neurostimulator, which is similar to a heart pacemaker and approximately the size of a stopwatch, to deliver electrical stimulation to targeted areas in the brain that control movement.

Unlike previous surgeries for PD, DBS does not damage healthy brain tissue by destroying nerve cells.  Instead the procedure blocks electrical signals from targeted areas in the brain.  Thus, if newer, more promising treatments develop in the future, the DBS procedure can be reversed.  Stimulation from the neurostimulator is adjustable without further. Although most patients still need to take medication after undergoing DBS, many patients experience considerable reduction of their PD symptoms and are able to greatly reduce their medications.  The amount of reduction varies from patient to patient but can be considerably reduced in most patients.

Competition: Disease-modifying Treatment in Development

There are several disease-modifying treatments under development seeking to address the key unmet medical need in Parkinson’s disease treatment.

A.                  MedGenesis licensed GDNF protein rights from Amgen in January 2010. GDNF is a promising disease-modifying therapy for Parkinson’s Disease.

B.                  Ceregene reported Phase II data in 2010 of their neurturin gene therapy, showing improvement in Parkinson’s symptoms (UPDRS) at 18 months vs. placebo. Genzymed licensed ex-US rights to this product. Ceregene is currently planning an additional Phase II study.

C.                  Amsterdam Molecular has a preclinical GDNF gene therapy program under an exclusive license from Amgen for GDNF in gene therapy.

MANF is belongs to this category of therapies. Effective disease modifying treatments that become commercially available would dramatically affect the PD market, shifting the market from symptomatic drugs in favor of new disease modifying treatments and potentially growing the overall market

Manufacture of GMP quality MANF

We will outsource the manufacturing of the MANF Parkinson’s Disease product to a Contract Manufacturing Organization (“CMO”), with special capabilities to manufacture biological drug candidates for submission and clinical testing under Food & Drug Administration (“FDA”) guidelines.

Distribution & Marketing

We intend to develop its drug candidates and utilize its deep industry connections to effect partnering transactions with biopharmaceutical drug companies seeking to strategically fortify pipelines and fund the costly clinical development required to achieve successful commercialization. As such, we do not anticipate selling products directly into the marketplace; rather we will effect partnering transaction which will give us a distribution and marketing partner to sell our products into the marketplace, allowing the us to focus on the research and product development which represent our core competencies.

Regulatory Compliance

Drug Development and distribution in the biotechnology and pharmaceutical industries in the United States is heavily regulated by the FDA. These regulations and policies relate to the safety and efficacy of drug candidates being developed for the US market. These regulations and policies are continually being updated to reflect the current state of the art in our understanding of science and human biology. The Affordable Healthcare for America Act passed in 2010 is an example of how the landscape in the healthcare and biotechnology space is continually evolving and subject to significant political influence.

The FDA imposed requirements represent a critical component to the overall development plan for Amarantus’ drug development candidates. Management will use all resources available to it to ensure that the Company develops its drug candidates in compliance with all applicable laws and regulations.

Intellectual Property

1.       EU MANF Composition of Matter Patent

2.       US MANF Composition of Matter Patent Application

3.       US MANF Method of Use Patent Application

4.       EU MANF Method of Use Patent Application

5.       Japanese Method of Use Patent Application

6.       Canadian Method of Use Patent Application

7.       Chinese MANF Method of Use Patent Application

8.       Indian MANF Method of Use Patent Application

9.       Brazilian MANF Method of Use Patent Application

10.    PCT Neurodegenerative disorders Method of Use Patent Application

Personnel

We currently have four (4) employees. Our current internal departments include Business Development, Finance, Research & Development and Administration. We are led by a management team that includes an engineer, a scientist, an accountant and an executive. We intend to expand our management team as operations ramp up to include additional technical staff required to achieve our business objectives.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future. We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations For Amarantus Therapeutics, Inc. For The Three Months Ended June 30, 2011 and June 30, 2010

During the three months ended June 30, 2011, Amarantus generated no revenue and incurred $2,446,584 in operating expenses, resulting in a loss from operations of $2,446,584. Operating expenses consisted of research and development costs of $1,617,886 and general and administrative expenses of $828,699. During the three months ended June 30, 2011, Amarantus incurred interest expense of $123,921 and other income of $122,239 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the three months June 30, 2011 was $2,448,267. Stock compensation accounted for $1,782,727 of the $2,448,267 net loss for the three months ended June 30, 2011.

During the three months ended June 30, 2010, Amarantus generated $192,408 of revenue and incurred $267,274 in operating expenses, resulting in a loss from operations of $74,866. Operating expenses consisted of research and development costs of $70,644 and general and administrative expenses of $196,610. During the three months ended June 30, 2010, Amarantus incurred interest expense of $6,842, other income of $169,823, and other expense of $43,445 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net income for the three months June 30, 2010 was $44,670. Stock compensation of $6,804 was included in the $44,670 of net income for the three months ended June 30, 2010.

Results of Operations For Amarantus Therapeutics, Inc. For The Six Months Ended June 30, 2011 and June 30, 2010

During the six months ended June 30, 2011, Amarantus generated $178,308 of revenue and incurred $3,090,224 in operating expenses, resulting in a loss from operations of $2,911,916. Operating expenses consisted of research and development costs of $1,855,833 and general and administrative expenses of $1,234,392. During the Six months ended June 30, 2011, Amarantus incurred interest expense of $183,764 and other income of $160,284 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the six months June 30, 2011 was $2,935,397. Stock compensation accounted for $1,832,667of the $2,935,397 net loss for the six months ended June 30, 2011.

During the six months ended June 30, 2010, Amarantus generated $192,408 of revenue and incurred $416,798 in operating expenses, resulting in a loss from operations of $224,390. Operating expenses consisted of research and development costs of $83,560 and general and administrative expenses of $333,238. During the six months ended June 30, 2010, Amarantus incurred interest expense of $15,030, other income of $169,823, and other expense of $43,445 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the six months June 30, 2010 was $113,042. Stock compensation accounted for $13,609 of the $113,042 net loss for the six months ended June 30, 2010.

Inflation adjustments have had no material impact on the Company.

Off-balance-sheet arrangements.

Pursuant to the terms of certain contractual agreements, we have agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings. These transactions are described more fully under Liquidity and Capital Resources, below, and in Note 8 to our financial statements. These obligations are not reflected in our accounts and represent an off balance sheet liability contingent upon achieving the respective funding levels specified in the relevant agreements.

Liquidity and Capital Resources

As of June 30, 2011, we had current assets in the amount of $112,721 consisting of $2,122 in cash and cash equivalents and $110,599 in prepaid expenses and other current assets. As of June 30, 2011, we had current liabilities in the amount of $2,315,862, consisting of $1,588,606 in accounts payable, $63,127 in accrued liabilities, $222,230 in related party liabilities, $71,464 representing the current portion of derivative liabilities, and $370,435 representing the current portion of convertible promissory notes. As of June 30, 2011, we had a working capital deficit in the amount of $2,203,141.

Currently, we owe the principal amount of $230,000 to a total of six (6) investors who were issued Convertible Promissory Notes under the terms of a Convertible Promissory Note Agreement dated December 13, 2010 and amended on March 23, 2011 as follows:

Principal Amount	Issue Date	Maturity Date
$100,000	12-13-10	12-13-12
$25,000	4-11-11	4-11-13
$35,000	4-15-11	4-15-13
$10,000	4-22-11	4-22-13
$50,000	4-27-11	4-27-13
$10,000	6-6-11	6-6-13

These notes bear interest at a rate of 5% per annum, with all principal and accrued interest payable on the maturity date. Principal and unpaid accrued interest due under these notes shall be automatically converted into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the “Next Equity Financing”), based on a conversion price equal to one-third of the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into shares of our most recently closed equity financing, based on a conversion price equal to one-third of the price per share of the most recently closed equity financing.

In addition, we also currently owe the principal sum of $41,537.10 to Molecular Medicine Research Institute (“MMRI”), who was issued a series of Convertible Promissory Notes under the terms of a Note and Warrant Purchase Agreement as follows:

Principal Amount	Issue Date	Maturity Date
$16,037.10	11-1-10	11-1-11
$4,250.00	12-1-10	12-1-11
$4,250.00	1-1-11	1-1-12
$4,250.00	2-1-11	2-1-12
$4,250.00	3-1-11	3-1-12
$4,250.00	4-1-11	4-1-12
$4,250.00	5-1-11	5-1-12

These notes bear interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date. Principal and unpaid accrued interest due under these notes shall be converted, at the option of the holder, into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the “Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class of equity securities to be designated “Series A Preferred Stock,” with the conversion price per share to be based upon a “pre-money” valuation of the company at that time of $2,000,000.

We are currently party to a Sponsored Research Agreement with MMRI under which we are provided office and laboratory space, use of research equipment, and other items within MMRI’s research facility in exchange for a monthly Sponsor Research Fee. The notes detailed above, in conjunction with certain warrants to purchase stock, were issued in payment of 50% of the respective monthly fees due under this agreement. We intend to continue to issue additional notes and warrants in this fashion to MMRI on a monthly basis.

We also owe the principal sum of $500,000 to a total of ten (10) investors who were issued Secured Convertible Promissory Notes under the terms of a Senior Secured Convertible Promissory Note Agreement dated December 28, 2010, as amended May 20, 2011 as follows:

Principal Amount	Issue Date	Maturity Date
$125,000	12-28-10	12-6-11
$62,500	12-28-10	12-6-11
$100,000	4-15-11	12-6-11
$25,000	4-18-11	12-6-11
$25,000	5-13-11	12-6-11
$50,000	5-19-11	12-6-11
$25,000	5-24-11	12-6-11
$25,000	5-24-11	12-6-11
$31,250	6-7-11	12-6-11
$31,250	6-9-11	12-6-11

Principal and interest, accrued at the rate of 5% per annum, are due and payable on December 6, 2011, unless earlier converted into equity securities of the company. Principal and unpaid accrued interest shall be converted, at the option of the holder, into equity securities of the company at the closing of our next equity financing in which gross aggregate proceeds to the Company exceed $1,750,000 and the Company registers its stock for sale pursuant to the Securities and Exchange Act of 1934. The conversion price shall be equal to one-third of the price per share of this financing. If this financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted, at the option of the holders of a majority of the aggregate principal amount of the senior secured convertible promissory notes, into common stock of the Company. Additional information regarding these notes can be found in Note 7 to our financial statements. These notes were formerly secured by collateral consisting of substantially all assets of the company. Under the May 20, 2011 amendment to the Senior Secured Convertible Promissory Note Agreement, this security interest was terminated. Under the terms of the agreement as amended, we may not incur any indebtedness for borrowed money except pursuant to an agreement that provides that repayment of such indebtedness will be subordinated to repayment of the Notes. In addition, we may not encumber any of our property during such time as the Notes remain due and owing.

In addition, we owe the principal sum of $12,240 to The Parkinson’s Institute, which was issued a Convertible Promissory Note under the terms of a Note and Warrant Purchase Agreement dated August 25, 2010. This note bears interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date of August 25, 2012. Principal and unpaid accrued interest due under this note shall be automatically converted into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the “Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class of equity securities to be designated “Series A Preferred Stock,” with the conversion price per share to be based upon a “pre-money” valuation of the company at that time of $2,000,000.

In addition, pursuant to the terms of certain contractual agreements, we have agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings as follows:

Future financing with proceeds of at least:	Agreement	Amount due
$1,000,000	Data Transfer Agreement with Prof. Mart Saarma	$50,000
$1,250,000	Intellectual Property Assignment with EMS Development Group, LLC	20,000
$1,500,000	Consulting Agreement with Keelin Reeds Partners	26,000
$2,000,000	Data Transfer Agreement with Prof. Mart Saarma	50,000
$5,000,000	Intellectual Property Assignment with EMS Development Group, LLC	50,000
$6,000,000	Intellectual Property Assignment with EMS Development Group, LLC	20,000
Total		$216,000

These transactions are described more fully in Note 8 and 11 to our financial statements, including a reference to contingent obligations reflected in the financial statements. These obligations are not reflected in the accounts of the company and represent an off balance sheet liability contingent upon achieving the respective funding level.

In connection with certain liabilities incurred in connection with our March 5, 2008 acquisition of the intellectual property rights to the MANF protein compound, we have an outstanding Promissory Note issued as follows:

Note Payable To:	Amount	Due Date
Neurotrophics, Inc.	$222,083.20	3-5-15

This note bears interest at the rate of 2% per annum. Additional details regarding these liabilities can be found in Note 8 and 11 to our financial statements.

Currently, we have material commitments to complete certain animal studies related to a contract executed with the Michael J. Fox Foundation for Parkinson’s Research in April 2010. We have received grant funding from the Michael J. For Foundation to complete such animal studies.

We will need to raise significant financing in order to continue to operate and execute our business plan. It will cost roughly $1,000,000 to complete our next major milestone. Additionally, we will need ongoing operating capital to retain employees, pay creditors and going expenses, as well as execute non-core aspects of our business plan, which management believes will yield significant value to its shareholders.

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing. Should our revenues be less than anticipated, or should our expenses be greater than anticipated, then we may seek to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Similarly, there can be no assurance that we will be able to generate sufficient revenue to cover the costs of our business operations. We will use all commercially-reasonable efforts at its disposal to raise sufficient capital to run its operations on a go forward basis.

We were founded in 2008 to advance novel therapies for human disease. We were seeking to raise capital from new investors when the financial-collapse of 2008 resulted in a prolonged depression. This financial collapse dramatically altered the financing environment for biotechnology companies seeking to access the capital markets to obtain financing to advance their research and development activities. The trend of difficult access to the capital markets has continued through to the current fundraising environment and has been evidenced by reduced pricing and lower capital raises in many biotechnology-related initial public offerings.

We have been successful in raising convertible note financing from various individual investors over the last several months. This is an encouraging trend that we expect to continue as we continue operations. We will use commercially-reasonable efforts going forward to raise equity financing and other financing instruments to raise sufficient capital to continue operations and meet our major milestones.

Off Balance Sheet Arrangements

Pursuant to the terms of certain contractual agreements, we have agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings. These transactions are described more fully under Liquidity and Capital Resources, below, and in Note 8 to our financial statements. These obligations are not reflected in our accounts and represent an off balance sheet liability contingent upon achieving the respective funding levels specified in the relevant agreements.

Going Concern

We are a development stage company engaged in biotechnology research and development. We have suffered recurring losses from operations since inception, have a working capital deficit, and have generated negative cash flow from operations. For these reasons, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties — The Company participates in a global dynamic highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; regulatory approval and market acceptance of the Company’s products; development of the necessary manufacturing capabilities and to obtain adequate resources of necessary materials; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with domestic financial institutions that are federally insured within statutory limits.

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment — Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

Equipment	3 years
Computer equipment	2 years
Furniture and fixtures	3 years

 The Company reviews the carrying value of long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. There have been no such impairments.

Revenue Recognition — The Company is a development stage company and as such does not have any commercial revenue. The Company has received grant money for research and has recorded this as revenue.

Research and Development Expenditures —Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, materials and supplies, licenses and fees, and overhead allocations consisting of various administrative and facilities related costs. Research and development activities are also separated into three main categories: research, clinical development, and biotechnology development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1 and 2 clinical studies. Biotechnology development costs consist of expenses incurred in connection with product formulation and analysis. The Company charges research and development costs, including clinical study costs, to expense when incurred, consistent with the guidance of FASB ASC 730, Research and Development.

Stock-Based Compensation — Stock-based compensation is measured at the grant date based on the fair value of the award. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The expense recognized for the portion of the award that is expected to vest has been reduced by an estimated forfeiture rate. The forfeiture rate is determined at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option-pricing model as the method for determining the estimated fair value of stock options.

Expected Term — The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 110, Certain Assumptions Used in Valuation Methods.

Expected Volatility — As the Company is privately held, there is no observable market for the Company’s common stock. Accordingly, expected volatility has been estimated based on the volatilities of similar companies that are publicly traded.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The Company recognizes fair value of stock options granted to nonemployees as stock-based compensation expense over the period in which the related services are received.

Freestanding Preferred Stock Warrants — Certain warrants to purchase the Company’s stock are classified as liabilities in the balance sheets. These warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense). Other warrants to purchase the Company’s convertible preferred stock are classified as equity in the balance sheet and are not subject to remeasurement.

Derivative Liability — Certain derivatives embedded within convertible promissory notes have been bifurcated and recorded as derivative in the balance sheets because they are not clearly and closely related. These derivatives are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense).

Income Taxes — The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

In evaluating the ability to recover its deferred income tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

The Company recognizes the tax benefit from uncertain tax positions in accordance with GAAP, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s tax return.

Fair Value of Financial Instruments —The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable, and accrued liabilities approximates their value due to the short-term maturities of such instruments.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a material effect on our financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was carried out under the supervision and with the participation of Martin D. Cleary, our Chief Executive Officer, and Marc E. Faerber, our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. As of June 30, 2011, we did not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011.

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

Amarantus BioSciences, Inc.

Date:	September 15, 2011

By: /s/ Martin D. Cleary Martin D. Cleary Title: Chief Executive Officer and Director By: /s/ Marc E. Faerber Marc E. Faerber Title: Chief Financial Officer
16