Form 10-Q
period 2011-09-30
Amarantus BioSciences, Inc.
filed 2011-11-17
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 81,016,330 common shares as of November 14, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of December 31, 2010 (derived from audited financial information) and September 30, 2011 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010 and for the period from January 14, 2008 (Date of Inception) to September 30, 2011 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and for the period from January 14, 2008 (Date of Inception) to September 30, 2011 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

 AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND SEPTEMBER 30, 2011

		(Unaudited)
	December 31, 2010	September 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,521	$—
Prepaid expenses and other current assets	30,217	99,409

Total current assets	77,738	99,409

PROPERTY AND EQUIPMENT - Net	25,105	33,373

TOTAL	$102,843	$132,782

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,015,221	$1,939,201
Accrued liabilities	11,833	57,179
Related Party liabilities	287,462	222,230
Current portion of warrant liability		5,600
Current portion of derivative liability	141,690	5,232
Current portion of convertible promissory notes	1,094	538,191

Total current liabilities	1,457,300	2,767,633

STOCK WARRANT LIABILITY	4,416	5,478

DERIVATIVE LIABILITY – Net of current portion	145,857	220,030

CONVERTIBLE PROMISSORY NOTES - Net of current portion	29,915	108,840

Total liabilities	1,637,488	3,101,981

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $0.001 par value - authorized, 5,000,000 shares; issued and outstanding, 1,838,354 shares at December 31, 2010 and - 0 - shares at September 30, 2011, (liquidation preference of $735,342 at December 31, 2010)	685,342	—
Common stock, $0.001 par value - authorized, 90,000,000 shares; issued and outstanding, 24,961,474 shares at December 31, 2010 and 67,737,357 shares at September 30, 2011	4,020	203,854
Additional paid-in capital	62,320	1,016,806
Deficit accumulated during the development stage	(2,286,327)	(4,189,859)

Total stockholders’ deficit	(1,534,645)	(2,969,199)

TOTAL	$102,843	$132,782

See notes to financial statements

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2011, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO SEPTEMBER 30, 2011

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Date of Inception)
	September 30 , 2011	September 30 , 2010	September 30 , 2011	September 30 , 2010	to September 30, 2011

NET REVENUES	$35,280	$—	$213,588	$192,408	$405,996

OPERATING EXPENSES:
Research and development	(1,224,681)	153,645	631,152	240,893	1,223,336
General and administrative	129,665	215,609	1,364,057	545,160	2,858,459

Total costs and expenses	(1,095,016)	369,254	1,995,209	786,053	4,081,796

INCOME (LOSS) FROM OPERATIONS	1,130,296	(369,254)	(1,781,621)	(593,645)	(3,675,799)

INTEREST & OTHER INCOME (EXPENSE)
Interest Expense	(132,722)	(4,022)	(316,486)	(19,053)	(512,459)
Other Income (Expense)	(135,000)	(663)	(135,000)	169,160	81,662
Change in fair value of warrant & derivatives liabilities	169,290		329,574	(43,445)	282,606

Total interest & other income (Expense)	(98,432)	(4,685)	(121,912)	106,662	(148,190)

NET INCOME / (LOSS)	$1,031,864	$(373,939)	$(1,903,533)	$(486,983)	$(3,823,989)

NET INCOME / (LOSS) PER SHARE, BASIC	$.02	$(.01)	$(.04)	$(.02)

NET INCOME / (LOSS) PER SHARE, FULLY DILUTED	.01	(.01)	(.04)	(.02)
COMMON SHARES OUTSTANDING - BASIC	67,024,044	24,961,474	45,214,664	24,961,474
COMMON SHARES OUTSTANDING – FULLY DILUTED	69,677,253	24,961,474	45,214,664	24,961,474

See notes to financial statements

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011 (Unaudited), AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO September 30, 2011 (Unaudited)

			(Unaudited)
			Period From
	(Unaudited)	(Unaudited)	January 14, 2008
	Nine Months Ended	Nine Months Ended	(Date of Inception)
	September 30, 2010	September 30, 2011	to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(486,983)	$(1,903,533)	$(3,823,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,811	11,153	21,752
Stock-based compensation	20,413	293,990	319,166
Non-cash interest expense related to warrants and derivatives	(163,889)	278,725	399,394
Change in fair value of warrant and derivative liabilities	(18,056)	(329,574)	(282,605)
Gain on settlement of convertible note and warrants			(137,632)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,000)	(69,192)	(99,409)
Accounts payable	347,550	945,230	2,092,977
Accrued liabilities	(1,180)	45,346	97,521
Related party liabilities	(2,426)	(65,232)	(143,640)

Net cash used in operating activities	(319,760)	(793,087)	(1,556,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,514)	(19,421)	(55,125)

Net cash used in investing activities	(27,514)	(19,421)	(55,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	590,000	1,042,549
Repayment of borrowings	—	—	(100,000)
Proceeds from issuance of common stock	—	201,174	205,194
Proceeds from issuance of convertible preferred stock	500,000		540,000
Costs of financings	(50,000)	(26,187)	(76,187)
Proceeds from sale of warrant	—	—	35

Net cash provided by financing activities	450,000	764,987	1,611,591

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102,726	(47,521)	0

CASH AND CASH EQUIVALENTS - Beginning of period	1,232	47,521	0

CASH AND CASH EQUIVALENTS - End of period	$103,958	$0	$0

NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of convertible promissory notes for preferred stock	$—	$—	$195,342

Issuance of warrants to investors	$—	$23,329	$79,674

Bifurcation of derivatives embedded in convertible notes	$—	$250,622	$541,465

Preferred stock warrants reclassified from liabilities to equity	$—	$—	$37,110

Issuance of convertible notes in lieu of payment of payable	$—	$21,250	$153,577

Dividend to founder for assumption of debts	$—	$—	$365,870

See notes to financial statements

AMARANTUS BIOSCIENCES, INC.

(formerly known as Jumpkicks, Inc.)

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                   GENERAL

Amarantus BioSciences, Inc. (the Company”) was incorporated on January 14, 2008 in the state of Delaware. The Company is a development stage biopharmaceutical drug development company dedicated to sourcing high-potential therapeutic platform technologies and aligning their development with complementary clinical-stage compounds to reduce overall enterprise risk. Through September 30, 2011, the Company has been primarily engaged in biotechnology research and development and raising capital.

2.                   DEVELOPMENT STAGE AND GOING CONCERN

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of September 30, 2011, as defined by the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. As of September 30, 2011, the Company has been funded by equity and debt financings. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of September 30, 2011, the Company had cash and cash equivalents of $0. During the quarter ended September 30, 2011, the Company incurred net income of $1,031,864 which is mainly attributable to a stock compensation adjustment due to the decreasing stock price of the Company. For the nine months ended September 30, 2011, the company incurred a net loss of $1,903,533 and had negative cash flows from operating activities of $793,087. In addition, the Company had an accumulated deficit of $4,189,859 at September 30, 2011. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt or equity financings. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Refer to Note 13 for disclosure of subsequent transactions and financings completed after September 30, 2011.

3.                   SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties - The Company participates in a global dynamic highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; regulatory approval and market acceptance of the Company’s products; development of the necessary manufacturing capabilities and to obtain adequate resources of necessary materials; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with domestic financial institutions that are federally insured within statutory limits.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

Equipment	3 years
Computer equipment	2 years
Furniture and fixtures	3 years

The Company reviews the carrying value of long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. There have been no such impairments.

Property and equipment at September 30, 2011 and December 31, 2010, consisted of the following:

	(Unaudited)
	September 30,	December 31,
	2011	2010
Equipment	$49,583	$30,162
Computer equipment	3,179	3,179
Furniture and fixtures	2,363	2,363
	55,125	35,704
Less accumulated depreciation	(21,752)	(10,599)
Property and equipment - net	$33,373	$25,105

	(Unaudited)	(Unaudited)
	September 30,	September 30,
	2011	2010
Depreciation Expense:
Three months ended	$4,132	$2,373
Nine months ended	11,153	3,811
Inception to Date	21,752

Revenue Recognition - The Company recognizes revenue when the earnings process is complete, which under SEC Staff Accounting Bulletin No. 104, Topic No. 13, "Revenue Recognition" ("SAB 104"), is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company accounts for milestones related to research and development activities in accordance with the milestone method of revenue recognition of Accounting Standards Codification Topic 605-28, under which consideration contingent on the achievement of a substantive milestone is recognized in its entirety in the period when the milestone is achieved. A milestone is considered to be substantive when it meets all of the following criteria: the milestone is commensurate with either the performance required to achieve the milestone or the enhancement of the value of the delivered items resulting from the performance required to achieve the milestone; the milestone relates solely to past performance; and, the milestone is reasonable relative to all of the deliverables and payment terms within the agreement.

To date, the Company has only received research grant revenue and contract revenue. Research grant revenue and contract revenue is recognized as the Company provides the services stipulated in the underlying agreement based on the time and expenditures incurred, and all milestones required in the agreement have been met. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided and the milestones are met. The Company received and recognized total research grant revenue of $0 and $178,308 in the three and nine months ended September 30, 2011, respectively, as the Company incurred all of the qualifying expenses and all applicable milestones were met.  In the three and nine months ended September 30, 2010, the Company received and recognized $0 and $192,408 of research grant revenue, respectively, as the Company incurred all of the qualifying expenses and all applicable milestones were met. See Note 5 to the financial statements for further information on the research grant revenue received and recognized to date. In addition, the company received and recognized $35,280 of contract revenue in the three and nine months ended September 30, 2011.

Research and Development Expenditures -Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, materials and supplies, licenses and fees, and overhead allocations consisting of various administrative and facilities related costs. Research and development activities are also separated into three main categories: research, clinical development, and biotechnology development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1 and 2 clinical studies. Biotechnology development costs consist of expenses incurred in connection with product formulation and analysis. The Company charges research and development costs, including clinical study costs, to expense when incurred, consistent with the guidance of FASB ASC 730, Research and Development.

Stock-Based Compensation - Stock-based compensation is measured at the grant date based on the fair value of the award. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The expense recognized for the portion of the award that is expected to vest has been reduced by an estimated forfeiture rate. The forfeiture rate is determined at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option-pricing model as the method for determining the estimated fair value of stock options.

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 110, Certain Assumptions Used in Valuation Methods.

Expected Volatility - Expected volatility has been estimated based on the volatilities of similar companies that are publicly traded.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The Company recognizes fair value of stock options granted to nonemployees as stock-based compensation expense over the period in which the related services are received.

Freestanding Stock Warrants - Certain warrants to purchase the Company’s stock are classified as liabilities in the balance sheets. These warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense). Other warrants to purchase the Company’s convertible stock are classified as equity in the balance sheet and are not subject to remeasurement.

Derivative Liability - Certain derivatives embedded within convertible promissory notes have been bifurcated and recorded as derivatives in the balance sheet because they are not clearly and closely related. These derivatives are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense).

Income Taxes - The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

Fair Value of Financial Instruments -The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable, and accrued liabilities approximates their value due to the short-term maturities of such instruments.

Recent Accounting Pronouncements - In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for annual and interim periods beginning after December 15, 2011. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2011, the FASB issued guidance on annual and interim goodwill impairment tests. An entity may now first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events -The Company evaluated subsequent events through the date its financial statements were available for issuance. The Company determined that the financial statements were available for issuance on November 14, 2011. Refer to Note 13 for subsequent events disclosure.

4.                   AGREEMENT AND PLAN OF MERGER

On May 25, 2011, the Company entered into an Agreement and Plan of Merger (the Merger Agreement”) with Amarantus Therapeutics, Inc., a privately held Delaware corporation (Amarantus”), and JKIK Acquisition Corp. (Acquisition Sub”), our newly formed wholly-owned Delaware subsidiary. In connection with the closing of this merger transaction, Amarantus merged with and into Acquisition Sub (the Merger”) on May 25, 2011, with the filing of articles of merger with the Delaware Secretary of State.

In addition, pursuant to the terms and conditions of the Merger Agreement:

•                     Each share of Amarantus common stock and each share of Amarantus preferred stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive a pro-rata portion of a total of 1,820,000 shares of our common stock. As a result, the shareholders of Amarantus received 1,820,000 newly issued shares of our common stock.

•                     Our board of directors was reconstituted to consist of Martin D. Cleary, Chairman, together with Dr. John W. Commissiong, Gerald E. Commissiong, Arnold T. Grisham, Robert L. Harris, and Eugene Mancino, who prior to the Merger were the directors of Amarantus.

•                     Our sole officer and director immediately prior to the Merger, Richard Douglas, resigned from the board and from all offices.

•                     Our board appointed Martin D. Cleary as our Chief Executive Officer, Dr. John Commissiong as our Chief Scientific Officer, Gerald E. Commissiong as our Chief Operating Officer, and Marc E.  Faerber as our Chief Financial Officer, Treasurer, and Secretary.

•                     In connection with the Merger, our former sole officer and director immediately prior to the Merger, Richard Douglas, received a transfer of all assets and agreed to assume all liabilities related to our pre-merger business.

•                     Following the closing of the merger, Mr. Douglas canceled and returned all 10,000,000 shares of his common stock.

•                     Following the closing of the merger, in a separate transaction, we authorized a forward split of 25 shares for each share of our common stock issued and outstanding at the time of the split.

•                     Following the closing of the merger, our board of directors and shareholders approved a change in the name of the company to Amarantus BioSciences, Inc.”

•                     As a result, following these events, there were 67,000,000 shares of our common stock issued and outstanding.

•                     In connection with the Merger, we adopted Amarantus’ 2008 Stock Plan and confirmed all options issued thereunder.  In addition, we adopted and assumed certain convertible notes and warrants issued by Amarantus prior to the Merger.

•                     Amarantus provided customary representations and warranties and complied with standard closing conditions, including approval of the Merger by its voting stockholders.

Expenses incurred with the merger were $50,000 and have been recorded as part of Stockholders Equity.

The Merger is being accounted for as a reverse recapitalization. Reverse recapitalization accounting applies when a non-operating public shell company (Jumpkicks) acquires a private operating company (Amarantus) and the owners and management of the private operating company have actual or effective voting and operating control of the combined company. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. In the Merger transaction, Jumpkicks qualifies as a non-operating public shell company because all pre-merger business assets and liabilities were transferred to and assumed by the sole officer and director of Jumpkicks, prior to the completion of the Merger. The reverse recapitalization accounting is attributable to a long-held position of the staff of the Securities and Exchange Commission as the acquisition of a non-operating public shell company does not qualify as a business for business combination purposes, as described in Accounting Standards Codification Topic 805, Business Combinations.

Complete information regarding the merger was included in our Form 8K/A filed on June 3, 2011.

5.                   MICHAEL J. FOX FOUNDATION GRANT

In April 2010, the Company was awarded a grant from the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”). Pursuant to the MJFF grant, the Company performed research related to comparison and analysis of certain genes in rodent models of Parkinson’s disease. The grant provided for the reimbursement of expenses as incurred up to a maximum of $370,716, payable in two installments with targeted payments in April 2010 and October 2010, and it established two milestones. During the nine months ended September 30, 2011, the Company achieved certain milestones and received payment and recorded revenue of $178,308. During the fiscal year ended December 30, 2010, the Company achieved certain milestones and received payment and recorded revenue of $192,408.

6.                   FAIR VALUE MEASUREMENTS

Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1 - Inputs that are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2011, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at September 30, 2011 (Unaudited)
	Level 1	Level 2	Level 3	Total
Warrant Liability			$11,078	$11,078
Derivative Liability			225,262	225,262
Total	$—	$—	$236,340	$236,340

Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3	Total
Warrant Liability			$4,416	$4,416
Derivative Liability			287,547	287,547
Total	$-	$-	$291,963	$291,963

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liability mentioned above for the year ended December 31, 2010, for the period ended September 30, 2011 and for the period from January 14, 2008 (date of inception) to September 30, 2011:

	Warrant	Derivative
	Liability	Liability	Total
January 14, 2008 (date of inception)	$—	$—	$—
Issuance of warrants	52,665		52,665
Issuance of convertible notes		9,377	9,377
Changes in fair value	(15,960)	(4,402)	(20,362)

December 31, 2008	36,705	4,975	41,680
Changes in fair value	(1,692)	(4,975)	(6,667)

December 31, 2009	35,013	0	35,013
Issuance of warrants	3,680		3,680
Issuance of convertibles notes		281,466	281,466
Reclassification of warrants to equity	(37,110)		(37,110)
Cancellation of warrants	(65,082)		(65,082)
Changes in fair value	67,915	6,081	73,996

December 31, 2010	$4,416	$287,547	$291,963
Issuance of warrants	23,329		23,329
Issuance of convertible notes		250,622	250,622
Changes in fair value	(16,667)	(312,907)	(329,574)

September 30, 2011 (Unaudited)	$11,078	$225,262	$236,340

The valuation of the convertible stock warrant liability is discussed in Note 8.

7.                   ACCRUED LIABILITIES

Accrued liabilities at September 30, 2011 and December 31, 2010, consisted of the following:

		(Unaudited)
	December 31,	September 30,
	2010	2011

Accrued compensation and related benefits	$11,162	$18,745
Accrued interest	671	38,434

Total	$11,833	$57,179

8.                   CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITY

In March, April, and July 2008, the Company issued convertible notes to three investors for aggregate proceeds of $155,000. Principal and interest on these convertible notes, accrued at the rate of 10% per annum, were due and payable in August and September 2009, the maturity dates, unless earlier converted into equity securities of the Company. Principal and unpaid accrued interest was convertible into equity securities of the Company automatically at the closing of the Company’s next equity financing to outside investors in which gross aggregate proceeds exceed $1,000,000 (Next Equity Financing”), at the price per share received by the outside investors. Since the Next Equity Financing did not occur on or before the maturity date, the principal and unpaid accrued interest were converted at the option of the Company into 488,354 shares of Series 1 convertible preferred stock at a price per share of $0.40 in October 2010. In addition, the Company issued warrants to the note holders equal to 50% of the principal of the note which provides for the note holders to purchase an aggregate of 193,750 shares of Series 1 preferred stock at an exercise price of $0.40 per share. Concurrent with the merger on May 25, 2011, the 488,354 shares of preferred stock were converted into 3,032,348 shares of common stock and the warrant now provides for the note holders to purchase an aggregate of 1,203,056 of common stock at an exercise price of $.06 per share. The warrants expire March, April and July of 2015.

In November 2008, the Company issued a convertible note to an investor for proceeds of $172,548. Principal and interest on these convertible notes, accrued at the rate of 10% per annum, were due and payable in December 2009, unless earlier converted into equity securities of the Company. Contemporaneously with the closing of any equity financing of the Company having aggregate proceeds of at least $500,000 (Qualified Financing”), the investor had the option to receive payment on the outstanding principal and unpaid accrued interest, or to convert the outstanding principal and unpaid accrued interest into preferred stock of the Company at the price per share paid by the purchasers in the Qualified Financing. If no Qualified Financing occurred on or before the maturity date, the investor had the option to receive payment on the outstanding principal and unpaid accrued interest, or to convert the outstanding principal and unpaid accrued interest into the Company’s common stock at a price per share of $0.50. In addition, the Company issued warrants to the investor to purchase a number of shares of stock issued to investors in the Qualified Financing equivalent to 70% of the principal amount of the note divided by the price per share of the stock sold in the Qualified Financing). On June 1, 2010, the Company and the investor entered into a settlement agreement to cancel the $172,548 convertible note, related accrued interest of $26,793 and warrants fair valued at $65,082 on the date of cancellation, for a cash payment of $100,000, resulting in a gain of $164,423 recorded in the statement of operations as other income (expense).

In August, November, and December 2010, the Company issued convertible promissory notes to certain investors for aggregate proceeds of $32,527. Principal and interest on these convertible notes, accrued at the rate of 5% per annum, are due and payable two years from the issuance dates, unless earlier converted into equity securities of the Company. Principal and unpaid accrued interest shall be converted automatically or at the investor’s option into equity securities of the Company at the closing of the Company’s next equity financing to outside investors in which gross aggregate proceeds exceed $1,000,000 (Next Equity Financing”), at the price per share received by the outside investors. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at the option of the Company into shares of capital stock of the Company. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors in the Next Equity Financing equivalent to 5% or 20% of the principal amount of the notes divided by the price per share of the stock sold in the Next Equity Financing. The warrants expire seven years from the date of the note.

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

On December 28, 2010, the Company entered into an agreement to issue senior secured convertible promissory notes to certain investors up to an aggregate amount of $250,000 and on that date, issued a convertible promissory note to an investor for proceeds of $125,000. Principal and interest, accrued at the rate of 5% per annum, are due and payable on December 6, 2011, unless earlier converted into equity securities of the Company. Principal and unpaid accrued interest shall be automatically converted into equity securities of the Company at the closing of the Company’s next equity financing in which gross aggregate proceeds to the Company exceed $5,500,000 to outside investors and the Company registers its stock for sale pursuant to the Securities and Exchange Act of 1934. The conversion price shall be equal to one-third of the price per share of this financing. If this financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at the option of the holders of a majority of the aggregate principal amount of the senior secured convertible promissory notes, into common stock of the Company. During the nine months ended September 30, 2011, the Company issued additional convertible promissory notes to certain investors for aggregate proceeds of $375,000 with the same terms as aforementioned. In May of 2011, the Company and investors amended the original agreement increasing the convertible promissory notes aggregate amount to $500,000, removing all secured interest in the Company’s assets, and decreased the automatic conversion into equity upon the next equity financing closing amount to $1,750,000, in return for the Company issuing warrants equal to 100% of the principal of the convertible notes with an exercise price equal to the price per share of the next equity financing but not to be less than $0.60 per share. The warrants expire five years from the date of the closing of the next equity financing.

During the nine months ended September 30, 2011, the Company issued convertible promissory notes to existing investors for aggregate proceeds of $21,250. Principal and interest on these convertible notes, accrued at the rate of 5% per annum, are due and payable two years from the issuance dates, unless earlier converted into equity securities of the Company. Principal and unpaid accrued interest shall be converted automatically or at the investor’s option into equity securities of the Company at the closing of the Company’s next equity financing to outside investors in which gross aggregate proceeds exceed $1,000,000 (Next Equity Financing”), at the price per share received by the outside investors. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at the option of the Company into shares of capital stock of the Company. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors in the Next Equity Financing equivalent to 20% of the principal amount of the notes divided by the price per share of the stock sold in the Next Equity Financing. The warrants expire seven years from the date of the note.

At September 30, 2011, total future minimum payments under the Convertible Notes are as follows:

2011	$500,000
2012	217,527
2013	151,250

Total minimum payments	868,777

Less: Debt discount resulting from warrant and derivative liabilities	(221,746)

Total	647,031

Current portion of convertible promissory notes	538,191

Convertible promissory notes - net of current portion	$108,840

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

As of September 30, 2011 and December 31, 2010, the fair value of the derivative liability was $225,262 and $287,547, respectively. The changes in fair value for the three month periods ended September 30, 2011 and September 30, 2010 of $152,453 and $ -0-, respectively, and for the nine month periods ended September 30, 2011 and September 30, 2010 and the period from January 14, 2008 (date of inception) to September 30, 2011 of $312,907, $(6,081) and $316,203, respectively, have been recorded in the accompanying statements of operations as a component of other income (expense).

9.                   COMMITMENTS AND CONTINGENCIES

Commitments - On June 12, 2011, the Company’s board of directors approved an Assignment and Assumption Agreement (the Lease Assignment”) under which the Company agreed with Juvaris BioTherapeutics, Inc. (Juvaris”) to assume all of Juvaris’ rights, obligation, and interest under a Lease Agreement for premises located at 866 Malcolm Road Suite #100F, Burlingame, California. Pursuant to the Lease Assignment, the Company paid Juvaris a fee of $60,000. The Company’s rights under the Lease Assignment are also governed in part by a Consent to Assignment executed by us, Juvaris, and landlord ARE-819/853 Mitten Road, LLC. Under the Consent to Assignment, the Company is required, among other things, to furnish the landlord with a letter of credit in the amount of $60,425.54.  As amended, the Lease Agreement being assumed provides for the lease of 11,242 square feet of space located at 866 Malcolm Road Suite #100F in Burlingame California at a rate of $2.92 per square foot through February 29, 2012. The Lease Assignment and the Consent Agreement were timely filed with the Securities and Exchange Commission under a Form 8K filing. In July 2011 the Lease Assignment and discussions with Juvarius BioTherapeutics, Inc. were terminated. The Company has no further commitments to such lease assignment. The Company also expended $75,000 toward the option to acquire certain assets of Juvaris. These options have also expired and the Company has no further obligations to Juvaris.

The Company leases its main office facility and a second facility for research in Sunnyvale, CA under sublease agreements that provide for month to month extensions by the Company.

Rent expense for the three months ended September 30, 2011 and September 30, 2010 was $29,336 and $19,910, respectively, and for the nine months ended September 30, 2011 and September 30, 2010 rent expense was $90,825 and $50,395 respectively. For the period from January 14, 2008 (date of inception) to September 30, 2011, rent expense was $219,296.

Contingencies - From time to time, the Company may become involved in litigation. Management is not currently aware of any matters that will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

10.                COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorize the Company to issue 90,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends when and if declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. As of September 30, 2011, no dividends had been declared.

Common stock that the Company had reserved for issuance at September 30, 2011, is as follows:

Exercise and conversion of common stock warrants	1,693,056
Stock options outstanding	1,673,797
Stock options available for future grants under the 2008 Stock Plan	1,535,876

Total shares of common stock reserved	4,902,729

As of September 30, 2011 the Company had outstanding $868,777 of convertible note principal. These convertible notes, along with related accrued interest, convert at certain prices upon the Next Equity Financing. The affect of the convertible debt is not included in the above schedule since the number of shares will not be determinable until the Next Equity Financing occurs. (See Note 8)

11.                STOCK OPTION PLAN

The Company’s Board of Directors has approved the 2008 Stock Plan (the Plan”). Under the Plan, the Board of Directors may grant up to 10,742,127 shares of incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options generally have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant dates to four years.

A summary of option activity under the Plan is as follows:

		Outstanding Options
			Weighted-	Weighted-
	Shares		Average	Average
	Available for	Number of	Exercise	Remaining
	Grant	Shares	Price	Contractual Term

Balance - January 14, 2008
(date of inception)

Shares added to the plan	6,085,136

Balance - December 31, 2008	6,085,136

Balance - December 31, 2009	6,085,136

Shares added to the plan	4,656,991		0.01

Options granted (weighted average fair values of $0.05)	(3,206,494)	3,206,494	0.01	9.2

Balance - December 31, 2010	7,535,633	3,206,494

Shares added to the plan

Options granted (weighted average
Fair value of $0.01)
Employee	(4,610,422)	4,610,422	0.01
Non-Employee	(3,601,407)	3,601,407	0.01

Cancelled Shares	2,212,071	(2,212,071)	0.01

Options exercised		(7,532,454)	0.01

Balance - September 30, 2011	1,535,875	1,673,797

Options vested-
September 30,2011	5,047,661

Options vested and expected to vest-
September 30, 2011	8,211,823

Stock-based compensation (income) expense for the three and nine month periods ended September 30, 2011 and September 30, 2010, and the period from January 14, 2008 (date of inception) to September 30, 2011, is classified in the statements of operations as follows:

					(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Period From
	Three	Three	Nine	Nine	January 14, 2008
	Months Ended	Months Ended	Months Ended	Months Ended	Date of Inception
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2011	2010	2011	2010	2011

Research and development	$(1,324,095)	$2,150	$223,489	$6,451	$232,090
General and administrative	(214,582)	4,654	70,501	13,962	87,076

Total	$(1,538,677)	$6,804	$293,990	$20,413	$319,166

At September 30, 2011, there was a total of $48,606 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested employee stock option awards, which is expected to be recognized over a weighted-average period of approximately 3 years.

Also at September 30, 2011, options to purchase 988,317 shares granted to nonemployees were unvested and subject to remeasurement at future reporting dates.

The fair value of the Company’s stock-based awards during the period ended September 30, 2011, the year ended December 31, 2010, and the period from January 14, 2008 (date of inception) to September 30, 2011, was estimated using the following weighted-average assumptions:

			(Unaudited)
			Period From
	(Unaudited)	(Unaudited)	January 14, 2008
	Period Ended	Year Ended	(Date of Inception)
	September 30,	December 31,	to December 31,
	2011	2010	2008

Weighted-average volatility	83.3%	83.3%	83.3%
Expected term (in years)	5	5	5
Expected dividends	None	None	None
Risk-free interest rate	2.3%	2.6%	2.6%

12.                RELATED PARTY TRANSACTIONS

The Company was co-founded in 2008 by Mr. Gerald Commissiong and Dr. John Commissiong under the original name of CNS Protein Therapeutics, Inc. (CNS”), and changed its name to Amarantus Therapeutics, Inc. in 2010. Dr. Commisiong is currently the Chief Scientific Officer, a member of the Board of Directors (appointed in March 2011) and majority shareholder of the Company. Mr. Gerald Commissiong is currently the Chief Executive Officer, a member of the Board of Directors, and a significant shareholder of the Company. Dr. Commissiong also founded Neurotrophics, Inc., a Canadian company, in 2003. In 2007, Neurotrophics established an agreement with EMS Development Group to acquire the intellectual property rights to a protein compound, mesencephalic astrocyte-derived neurotrophic factor (MANF”), from Prescient Neuropharma Co. MANF was discovered by Dr. Commissiong while working for Prescient in 2002, as a drug candidate with promising therapeutic properties for treatment of syndromes such Parkinson’s Disease.

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

The technology transfer transaction created a contingent liability for the Company. Legal counsel to the Company has advised that transfers of assets out of the usual course of business, referred to under applicable Canadian law as” bulk sales”, must comply with certain rules in order to avoid a potential voiding of the sale or transfer, making the purchaser liable to unpaid trade creditors, or creating an encumbrance on the assets transferred or sold. The transfer of the MANF rights by Neurotrophics to CNS may impose such obligations on CNS, as a purchaser. Counsel further advised that upon payment in full of all of the Neurotrophics debts outstanding as of March 5, 2008, no action can be successfully maintained to void or set aside the transfer of the MANF rights to CNS, and thus to the Company.

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

In February 2011, the Company and Neurotrophics agreed to enter into two agreements regarding compensation for the March 5, 2008 transfer of the rights to MANF and issued notes in the amounts of $222,083 and $59,319, in favor of Neurotrophics and John and Gerald Commissiong, respectively. These notes bear interest at the rate of 2% per annum, and have maturity dates of March 5, 2015 and December 30, 2015, respectively. The loans may be repaid at the Company’s option on or before the maturity dates in the form of common stock of the Company at the then fair market value. As of September 30, 2011, the balance due John and Gerald Commissiong was $147.

In October 2010, the Company entered into an agreement with the founders, Gerald Commissiong and John Commissiong, where they will receive a 2.5% (1.25% each for Gerald Commissiong and John Commissiong) Royalty from the gross commercial revenue of patents derived from the Company’s proprietary PhenoGuard platform technology, including patents associated with the MANF Protein and related Gene."

The Company obtained the services of its current CEO Martin D. Cleary through a consulting agreement until May 2010 when he became an employee. During the years ended December 31, 2009, 2010, and the period from January 14, 2008 (date of inception) to December 31, 2010, consulting services of $79,167, $200,000, and $186,013, respectively are included in the statement of operations. This agreement also includes a change of control clause whereby the Company shall pay Mr. Cleary a bonus of 5% of the gross proceeds to the Company resulting from the change of control. Upon his election and in his sole discretion, and in lieu of the change of control bonus, the Company shall issue to him shares of the Company’s common stock equal to 2.5% of the Company’s fully diluted capitalization as of the date of termination of the agreement. During the three month and nine month periods ending September 30, 2011, consulting services of $50,000, and $150,000, respectively are included in the statement of operations.

13.                SUBSEQUENT EVENTS

As mentioned above in the description of the Company, Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. Subsequent to September 30, 2011, the Company entered into several significant transactions reflecting these plans.

Bridge Financings -

The Company expected to enter into a Bridge Loan Agreement in mid May 2011 providing for up to $3 million in senior secured convertible loans. As of September 30, 2011 this financing has not occurred although the Company is continuing to pursue financing but does not know when such will be obtained.

On June 3, 2011, the Company disclosed entering into a Letter Agreement (the Agreement”) with Generex Biotechnology Corporation (Generex”) regarding the licensing of certain intellectual properties and forming collaborative arrangements for the benefit of the parties. In the disclosure, the Company explained that the material terms of the Agreement will be evidenced by further documentation to be delivered on a formal Closing Date to take place no later than July 15, 2011. Although the Company is still in negotiations with Generex over the material terms and is actively pursuing developing the necessary documentation to close the transaction, the Company has not been able to do so by the target date of July 15, 2011. The Company has continued its efforts to arrive at a consensus with Generex and to close the transaction in the near future, although there can be no assurances that a consensus will be reached.

On October 4, 2011 the Company entered into a Note Purchase Agreement (the “NPA”) and Promissory Note (the “Note”) with Dr. Samuel Herschkowitz. Under the Note and the NPA, Dr. Herschkowitz has agreed to lend us the sum of $150,000. The balance due under the Note will bear interest at the rate of twenty percent (20%) per year, with all principal and interest coming due by April 1, 2012. The Company may pre-pay the Note in whole or in part, but the Company will be required to pre-pay the interest on the entire principal amount of the Note if the Company pre-pays the Note in whole prior to the maturity date. In the event of default under the Note, the Company’s obligations thereunder will bear interest at the default rate of twenty-four percent (24%) per year.

Under the NPA, the Company s required to use the proceeds of the Note to fund ongoing research and development activities and current liabilities. The Company is required to provide Dr. Herschkowitz with a detailed memorandum setting forth the use of proceeds from the purchase of the Note for the period ending November 15, 2011. In addition, not less than five (5) business days prior to the first day of each month, the Company must deliver to Dr. Herschkowitz a detailed monthly budget. In the event that the Company’s expenditures in any month exceed the projections in the budget given for that month, the Company must report such deviation to Dr. Herschkowitz within five (5) business days. If the Company’s expenditures in any month exceed the budget the Company has provided by more than ten percent (10%), the Company will be in default under the Note unless Dr. Herschkowitz has agreed to such deviation in writing within five (5) days of having been notified that the Company have exceeded the monthly budget.

Under the NPA, as additional consideration for the funds advanced to the Company under the Note, the Company is required to issue to Dr. Herschkowitz “Equity Bonus” shares. The Equity Bonus shares shall be issued in an amount having a market value of $150,000. The market value of the Bonus Shares will be measured using the average of the three (3) lowest closing prices for our common stock for the thirty (30) trading days preceding the closing of the transaction. The Equity Bonus shares amount to 2,054,794 shares of Company common shares.

Pursuant to the NPA, Dr. Herschkowitz has been appointed as a special advisor to our board of directors and will be invited (but not required to attend) all of the Company’s board of directors meetings. For each board meeting attended, the Company will reimburse Dr. Herschkowitz’s travel expenses and pay him a Board Meeting Fee of $2,500. The Board Meeting Fee shall be payable in shares of the Company’s common stock. For the first two meetings attended, the Board Meeting Fee shall be paid in the form of 34,247 shares per meeting. For all additional meetings, the Board Meeting Fee shall be paid in the form of common stock with a market value of $2,500. Market value for these Board Meeting Fee shares shall be measured using the weighted average trading price of our common stock on the day the board meeting is held.

The terms of the NPA further require the Company to register for re-sale on Form S-1 all of the Equity Bonus Shares and all shares to be issued in payment of the Board Meeting Fees. The registration statement shall be filed within forty-five (45) days of the closing of the transaction. Upon filing of the S-1, the Company is prohibited by the NPA from engaging in additional fundraising, issuing any additional debt or equity securities, or incurring any additional indebtedness for borrowed money until the effective date of the registration statement on Form S-1.

As security for the Company’s obligations under the Note, the Company is obligated to pledge in favor of Dr. Herschkowitz shares of the Company’s common stock having a market value of not less than $600,000 (the “Pledged Shares”). Within five (5) business days after the date of the NPA, the Company must deliver to Dr. Herschkowitz a stock certificate evidencing the Pledged Shares together with a stock transfer power executed in blank. In the event there occurs any default under the Note that is not cured within seven (7) days, Dr. Herschkowitz shall be entitled to enforce his security interest in the Pledged Shares and good, valid and unencumbered title to the Pledge Shares shall vest in Dr. Herschkowitz. Under a letter agreement of even date with the Note and the NPA, Dr. Herschkowitz is prohibited from selling transferring or otherwise disposing of the Pledged Shares. In addition, he is prohibited from voting such shares or depositing them into a brokerage account. The shares must be returned upon timely repayment of the Note, but these restrictions will be lifted upon an event of default under NPA or the Note. The number of Pledged Shares amounts to 8,219,178 shares of Company common stock.

On October 7, 2011, a majority of the Company’s shareholders and board of directors approved an amendment to Article 4, Section A of our Certificate of Incorporation to increase the Company’s total authorized common stock to 250,000,000 shares. The Company filed a Certificate of Amendment with the Delaware Secretary of State to record the amendment.

On October 7, 2011 the Company entered into an Investment Agreement (the “Agreement”) and an accompanying Registration Rights Agreement with Centurion Private Equity, LLC (“Centurion”). Under the Agreement, the Company has agreed to issue and sell to Centurion, and Centurion has committed to purchase, up to $10,000,000 worth of our common stock, par value $0.001 per share, over a period of up to three years.

The Agreement entitles the Company to issue “Put Notices” under the Agreement at the Company’s election from time to time, provided that the Company must issue an “Advance Put Notice” at least five (5) but not more than ten (10) trading days prior to each Put Notice.  By delivery of a Put Notice under the Agreement, the Company can effect the sale of common stock to Centurion valued at a maximum of either $750,000 per notice.  The purchase price of the common stock for a put to Centurion shall be set at the lesser of (i) ninety-eight percent (98%) of the “Market Price,” which is defined as the average of the three lowest volume-weighted average prices of our common stock during the Pricing Period, which is defined as the fifteen (15) consecutive trading days immediately after the date on which the Advance Put Notice is delivered to Centurion, or (ii) the Market Price minus $0.01.  There must be a minimum of five (5) business days between the end of a Pricing Period and the delivery of a new Advance Put Notice.

Under the Agreement, the Company may set a minimum purchase price for purchase of the put shares by Centurion.  The designated minimum must be no greater than 80%, and no less than 50%, of the closing price for our common stock on the day preceding the Advance Put Notice.  If the Company does not specify a minimum purchase price in connection with an Advance Put Notice, the minimum will automatically be 50% of the closing price for the Company’s common stock on the day preceding the Advance Put Notice. Under the Agreement, Centurion’s beneficial ownership of the Company’s common stock is subject to a limit of 4.9% of the Company’s issued and outstanding common stock.

The amount of put shares actually purchased by Centurion pursuant to the Company’s issuance of a Put Notice will be the lesser of:

1.	The intended amount of put shares the Company has given in the Put Notice;
2.	The maximum dollar amount the Company has given in the Put Notice divided by the minimum purchase price the Company has designated;

3.	17.5% of the aggregate daily reported trading volumes of the Company’s common stock, excluding block trades of 20,000 shares or more, for each trading day during the 15-day pricing period, excluding trading days where the Company’s common stock trades below a trigger price which, when discounted as described above, would equal the floor price that the Company specified;
4.	The number of put shares which, when multiplied by their respective purchase prices, equals the maximum dollar amount for the put; or

5.	The 4.9% ownership limitation discussed above.

Pursuant to the terms of the Agreement and as additional consideration to Centurion, the Company has issued Centurion 2,243,829 shares of common stock (the “Commitment Shares”) and an additional 21,863 shares of common stock intended to cover certain legal and other costs incurred by Centurion (the “Fee Shares”).

Our ability to access funding under the Agreement is conditioned upon our fulfillment of certain additional obligations, covenants, and commitments, including, but not limited to, the effectiveness of a Registration Statement registering Centurion’s re-sale of the put shares to be purchased pursuant to Put Notices issued under the Agreement.  Under the RRA, the Company is required to file a registration statement covering the re-sale of all common stock issuable as put shares to Centurion under the Agreement, together with the Commitment Shares and the Fee Shares.  The registration statement must be filed within sixty (60) calendar days after the date that the Company has obtained an aggregate of at least $500,000 in bridge financing following the date of the Agreement.  The deadline for effectiveness of the registration statement under the RRA is the later of (1) sixty (60) calendar days after filing, or (2) one hundred fifty (150) days after filing in the event that Registration Statement is reviewed by the Securities and Exchange Commission.

Effective October 23, 2011, Martin D. Cleary resigned from his position as President and Chief Executive Officer. There was no known disagreement with Mr. Cleary on any matter relating to the Company’s operations, policies, or practices. Mr. Cleary will continue to serve as a director and the Chairman of our Board of Directors. On October 23, 2011, our Board of Directors appointed the Company’s current Chief Operating Officer, Gerald Commissiong, to serve as our new President and Chief Executive Officer.

Mr. Commissiong has served as the Chief Operating Officer and a Director of Amanrantus since April of 2011. Mr. Commissiong was the co-founder and original President and CEO of Amarantus, which was formerly known as CNS Protein Therapeutics, Inc. Mr. Commissiong has been critical to the development of Amarantus since its founding in 2008. He was instrumental in sourcing the seed funding for the company in 2008, assisted in developing a strategic corporate development pathway that involved the recruitment of relevant expertise, identification of appropriate development strategy, liaising with expertise to define development pathway, creation of a technological mitigation strategy and the identification of appropriate funding partners with a strategic interest in the Company’s technology. Mr. Commissiong also recruited senior executives to the Board of Directors to guide the Company’s growth and generated its official marketing materials, including investor brochures, corporate handouts, email newsletters and other materials necessary to raise awareness of the company. Prior to co-founding Amarantus, Mr. Commissiong played professional football for the Calgary Stampeders of the Canadian Football League. Mr. Commissiong holds a B.S. degree in Management Science and Engineering with a focus Financial Decisions from Stanford University.

Mr. Commissiong will continue to accrue his current monthly salary of $6,000 following his appointment as President and CEO.

On October 17, 2011, Arnold T. Grisham resigned from the Company’s board of directors. Mr. Grisham’s resignation was formally accepted by the Board of Directors on October 23, 2011. There was no known disagreement with Mr. Grisham on any matter relating to the Company’s operations, policies, or practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements.” These forward-looking statements generally are identified by the words believes,” project,” expects,” anticipates,” estimates,” intends,” strategy,” plan,” may,” will,” would,” will be,” will continue,” will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

Amarantus BioSciences, Inc. is a California-based development-stage biotechnology company founded in January 2008. We focus on developing our intellectual property and proprietary technology to develop drug candidates to treat human disease. We own the intellectual property rights to a therapeutic protein known as Mesencephalic-Astrocyte-derived Neurotrophic Factor (MANF”).

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

Development of MANF to treat Parkinson’s disease

Development of MANF to treat other apoptosis-related disorders

Exploration of our PhenoGuard Cell Lines for therapeutic protein discovery

Evaluation of external drug candidates for potential in-licensure or acquisition

MANF: Overview

We own the intellectual property rights to a novel therapeutic protein called MANF acquired from EMS Development Group in 2008. MANF is a novel, endogenous, evolutionally conserved and widely expressed secreted human protein. We believe that MANF is the first of a new class of therapeutic proteins that are secreted in response to stressful physiological conditions in the body. MANF is believed to have mechanisms of action that are fundamentally different from other therapeutic proteins; MANF decreases the activity of apoptosis-causing enzymes, corrects protein misfolding and increases neurotransmitter release.

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

Unlike previous surgeries for PD, DBS minimizes tissue damage by focusing on neura pathways. Instead the procedure blocks electrical signals from targeted areas in the brain. Thus, if newer, more promising treatments develop in the future, the DBS procedure can be reversed. Stimulation from the neurostimulator is adjustable without further surgical intervention. Although most patients still need to take medication after undergoing DBS, many patients experience considerable reduction of their PD symptoms and are able to greatly reduce their medications.  The amount of reduction varies from patient to patient but can be considerably reduced in most patients.

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

Results of Operations For Amarantus Biosciences, Inc. For The Three Months Ended September 30, 2011 and September 30, 2010

During the three months ended September 30, 2011, Amarantus generated revenue of $35,280 and incurred $(1,095,016) in operating expenses (benefit), resulting in income from operations of $1,130,296. Operating expenses consisted of research and development costs/(benefits) of $(1,224,681) and general and administrative expenses of $129,665. Stock compensation benefit of $1,538,677 was included in operating income for the three months ended September 30, 2011. The significant benefit for stock compensation was attributable to the decline in the price of the Company’s stock from the end of the second quarter to the end of the third quarter in 2011. Because the Company must remeasure the fair market value of the stock options granted to its non-employees at each reporting period, significant changes in the price of the stock can impact the results from operations each quarter. During the three months ended September 30, 2011, Amarantus also incurred interest expense of $132,722, other expense of $135,000 related to the potential acquisition of certain assets not acquired and other income of $169,290 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net income for the three months ended September 30, 2011 was $1,031,864.

During the three months ended September 30, 2010, Amarantus generated $0 revenue and incurred $369,254 in operating expenses, resulting in a loss from operations of $369,254. Operating expenses consisted of research and development costs of $153,645 and general and administrative expenses of $215,609. Stock compensation expense of $6,804 was included in the net loss from operations for the three months ended September 30, 2010. During the three months ended September 30, 2010, Amarantus incurred interest expense of $4,022, and other expense of $663. Amarantus’ net loss for the three months September 30, 2010 was $373,939.

Results of Operations For Amarantus Biosciences, Inc. For The Nine Months Ended September 30, 2011 and September 30, 2010

During the nine months ended September 30, 2011, Amarantus generated $213,588 of revenue and incurred $1,995,209 in operating expenses, resulting in a loss from operations of $1,781,621. Operating expenses consisted of research and development costs of $631,152 and general and administrative expenses of $1,364,057. During the nine months ended September 30, 2011, Amarantus incurred interest expense of $316,486, other expenses of $135,000 related to the potential acquisition of certain assets not acquired and other income of $329,574 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the nine months September 30, 2011 was $1,903,533. Stock compensation accounted for $293,990 of the net loss for the nine months ended September 30, 2011.

During the nine months ended September 30, 2010, Amarantus generated $192,408 of revenue and incurred $786,053 in operating expenses, resulting in a loss from operations of $593,645. Operating expenses consisted of research and development costs of $240,893 and general and administrative expenses of $545,160. During the nine months ended September 30, 2010, Amarantus incurred interest expense of $19,053, other income of $169,160, and other expense of $43,445 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the nine months September 30, 2010 was $486,983. Stock compensation accounted for $20,413 of the net loss for the nine months ended September 30, 2010.

Inflation adjustments have had no material impact on the Company.

Off-balance-sheet arrangements.

Pursuant to the terms of certain contractual agreements, we have agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings. These transactions are described more fully under Liquidity and Capital Resources, below, and in Note 9 to our financial statements. These obligations are not reflected in our accounts and represent an off balance sheet liability contingent upon achieving the respective funding levels specified in the relevant agreements.

Liquidity and Capital Resources

As of September 30, 2011, we had current assets in the amount of $99,409 consisting of $0 in cash and cash equivalents and $99,409 in prepaid expenses and other current assets. As of September 30, 2011, we had current liabilities in the amount of $2,767,633, consisting of $1,939,201 in accounts payable, $57,179 in accrued liabilities, $222,230 in related party liabilities, $5,600 representing the current portion of warrant liabilities $5,232 representing the current portion of derivative liabilities, and $538,191 representing the current portion of convertible promissory notes. As of September 30, 2011, we had a working capital deficit in the amount of $2,668,224.

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

These notes bear interest at a rate of 5% per annum, with all principal and accrued interest payable on the maturity date. Principal and unpaid accrued interest due under these notes shall be automatically converted into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to one-third of the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into shares of our most recently closed equity financing, based on a conversion price equal to one-third of the price per share of the most recently closed equity financing.

In addition, we also currently owe the principal sum of $41,537.10 to Molecular Medicine Research Institute (MMRI”), who was issued a series of Convertible Promissory Notes under the terms of a Note and Warrant Purchase Agreement as follows:

Principal Amount	Issue Date	Maturity Date
$16,037.10	11-1-10	11-1-12
$4,250.00	12-1-10	12-1-12
$4,250.00	1-1-11	1-1-13
$4,250.00	2-1-11	2-1-13
$4,250.00	3-1-11	3-1-13
$4,250.00	4-1-11	4-1-13
$4,250.00	5-1-11	5-1-13

These notes bear interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date. Principal and unpaid accrued interest due under these notes shall be converted, at the option of the holder, into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class of equity securities to be designated Series A Preferred Stock,” with the conversion price per share to be based upon a pre-money” valuation of the company at that time of $2,000,000. These notes also include 20% warrant coverage which expire seven years from the date of the note.

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
9

Principal and interest, accrued at the rate of 5% per annum, are due and payable on December 6, 2011, unless earlier converted into equity securities of the company. Principal and unpaid accrued interest shall be converted, at the option of the holder, into equity securities of the company at the closing of our next equity financing in which gross aggregate proceeds to the Company exceed $1,750,000 and the Company registers its stock for sale pursuant to the Securities and Exchange Act of 1934. The conversion price shall be equal to one-third of the price per share of this financing. If this financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted, at the option of the holders of a majority of the aggregate principal amount of the senior secured convertible promissory notes, into common stock of the Company. Additional information regarding these notes can be found in Note 8 to our financial statements. These notes were formerly secured by collateral consisting of substantially all assets of the company. Under the May 20, 2011 amendment to the Senior Secured Convertible Promissory Note Agreement, this security interest was terminated. Under the terms of the agreement as amended, we may not incur any indebtedness for borrowed money except pursuant to an agreement that provides that repayment of such indebtedness will be subordinated to repayment of the Notes. In addition, we may not encumber any of our property during such time as the Notes remain due and owing. As provided in the amendment the note holders have warrant coverage equal to 100% of the note principal at an exercise price equal to 100% of that to outside investors in the closing of the next equity financing of $1,175,000, but not to be less than $0.60 per share. The warrants expire five years from the date of the next equity financing closing.

In addition, we owe the principal sum of $12,240 to The Parkinson’s Institute, which was issued a Convertible Promissory Note under the terms of a Note and Warrant Purchase Agreement dated August 25, 2010. This note bears interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date of August 25, 2012. Principal and unpaid accrued interest due under this note shall be automatically converted into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class of equity securities to be designated Series A Preferred Stock,” with the conversion price per share to be based upon a pre-money” valuation of the company at that time of $2,000,000. In addition the note holder has warrant coverage equal to 5% of the note principal with an warrant exercise price equal to in the next equity financing per share price, and expiration seven years from the date of the note.

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
10

These transactions are described more fully in Note 9 and 12 to our financial statements, including a reference to contingent obligations reflected in the financial statements. These obligations are not reflected in the accounts of the company and represent an off balance sheet liability contingent upon achieving the respective funding level.

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

On October 4, 2011 we received short-term financing in the amount of $150,000 under a Promissory Note issued to Dr. Samuel Herschkowitz as follows:

Note Payable To:	Amount	Due Date
Samuel Herschkowitz	$150,000	4-1-11

The balance due under the Note bears interest at the rate of twenty percent (20%) per year.

Currently, we have material commitments to complete certain animal studies related to a contract executed with the Michael J. Fox Foundation for Parkinson’s Research in April 2010. We have received grant funding from the Michael J. For Foundation to complete such animal studies.

We will need to raise significant financing in order to continue to operate and execute our business plan. It will cost roughly $1,000,000 to complete our next major milestone. Additionally, we will need ongoing operating capital to retain employees, pay creditors and ongoing expenses, as well as execute non-core aspects of our business plan, which management believes will yield significant value to its shareholders.

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing. Should our revenues b e less than anticipated, or should our expenses be greater than anticipated, then we may seek to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Similarly, there can be no assurance that we will be able to generate sufficient revenue to cover the costs of our business operations. We will use all commercially-reasonable efforts at its disposal to raise sufficient capital to run its operations on a go forward basis.

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

Off Balance Sheet Arrangements

Pursuant to the terms of certain contractual agreements, we have agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings. These transactions are described more fully under Liquidity and Capital Resources, below, and in Note 9 to our financial statements. These obligations are not reflected in our accounts and represent an off balance sheet liability contingent upon achieving the respective funding levels specified in the relevant agreements.

Going Concern

We are a development stage company engaged in biotechnology research and development. We have suffered recurring losses from operations since inception, have a working capital deficit, and have generated negative cash flow from operations. For these reasons, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties - The Company participates in a global dynamic highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; regulatory approval and market acceptance of the Company’s products; development of the necessary manufacturing capabilities and to obtain adequate resources of necessary materials; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with domestic financial institutions that are federally insured within statutory limits.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives as follows:

Equipment	3 years
Computer equipment	2 years
Furniture and fixtures	3 years

 The Company reviews the carrying value of long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. There have been no such impairments.

Revenue Recognition - The Company recognizes revenue when the earnings process is complete, which under SEC Staff Accounting Bulletin No. 104, Topic No. 13, "Revenue Recognition" ("SAB 104"), is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Research and Development Expenditures -Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, materials and supplies, licenses and fees, and overhead allocations consisting of various administrative and facilities related costs. Research and development activities are also separated into three main categories: research, clinical development, and biotechnology development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1 and 2 clinical studies. Biotechnology development costs consist of expenses incurred in connection with product formulation and analysis. The Company charges research and development costs, including clinical study costs, to expense when incurred, consistent with the guidance of FASB ASC 730, Research and Development.

Stock-Based Compensation - Stock-based compensation is measured at the grant date based on the fair value of the award. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The expense recognized for the portion of the award that is expected to vest has been reduced by an estimated forfeiture rate. The forfeiture rate is determined at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option-pricing model as the method for determining the estimated fair value of stock options.

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 110, Certain Assumptions Used in Valuation Methods .

Expected Volatility - As the Company is privately held, there is no observable market for the Company’s common stock. Accordingly, expected volatility has been estimated based on the volatilities of similar companies that are publicly traded.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

The Company recognizes fair value of stock options granted to nonemployees as stock-based compensation expense over the period in which the related services are received.

Freestanding Preferred Stock Warrants - Certain warrants to purchase the Company’s stock are classified as liabilities in the balance sheets. These warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense). Other warrants to purchase the Company’s convertible preferred stock are classified as equity in the balance sheet and are not subject to remeasurement.

Derivative Liability - Certain derivatives embedded within convertible promissory notes have been bifurcated and recorded as derivative in the balance sheets because they are not clearly and closely related. These derivatives are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense).

Income Taxes - The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

Fair Value of Financial Instruments -The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable, and accrued liabilities approximates their value due to the short-term maturities of such instruments.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Chief Executive Officer, and Marc E. Faerber, our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. As of September 30, 2011, we did not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011.

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

PART II - OTHER INFORMATION

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

Amarantus BioSciences, Inc.

Date:	November 17, 2011

By: /s/ Gerald E. Commissiong Gerald E. Commissiong Title: Chief Executive Officer and Director By: /s/ Marc E. Faerber Marc E. Faerber Title: Chief Financial Officer
17