Form 10-K
period 2011-12-31
Amarantus BioSciences, Inc.
filed 2012-04-20
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Registrant’s telephone number: (408) 737-2734

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $36,525,741 as of June 30, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 103,414,150 as of April 17, 2012.

PART I

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

Item 1. Business

Company Overview

Amarantus BioSciences, Inc. is a California-based development-stage biotechnology company founded in January 2008. On May 25, 2011, the Company entered into an Agreement and Plan of Merger (the Merger Agreement”) with Amarantus Therapeutics, Inc., a privately held Delaware corporation (Amarantus”), and JKIK Acquisition Corp. (Acquisition Sub”), our newly formed wholly-owned Delaware subsidiary. In connection with the closing of this merger transaction, Amarantus merged with and into Acquisition Sub (the Merger”) on May 25, 2011. Additional information regarding the merger can be found in Note 4 to our financial statements.

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

Parkinson’s Disease Market

According to a 2008 report generated by DataMonitor, there are over 1.5 million PD in the United States, Western Europe and Japan. It is widely accepted that with the increasing trend towards a longer lifespan coupled with the baby-boomer population approaching retirement, the incidence of Parkinson’s disease is likely to double in the next 20 years.

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

MANF belongs to this category of therapies. Effective disease modifying treatments that become commercially available would dramatically affect the PD market, shifting the market from symptomatic drugs in favor of new disease modifying treatments and potentially growing the overall market.

Manufacture of GMP quality MANF

We will outsource the manufacturing of the MANF Parkinson’s Disease product to a Contract Manufacturing Organization (“CMO”), with special capabilities to manufacture biological drug candidates for submission and clinical testing under Food & Drug Administration (“FDA”) guidelines.

Distribution & Marketing

We intend to develop its drug candidates and utilize its deep industry connections to effect partnering transactions with biopharmaceutical drug companies seeking to strategically fortify pipelines and fund the costly clinical development required to achieve successful commercialization. As such, we do not anticipate selling products directly into the marketplace; rather we will effect partnering transactions which will give us a distribution and marketing partner to sell our products into the marketplace, allowing us to focus on the research and product development which represent our core competencies.

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

7. Chinese MANF Method of Use Patent Application

8. Indian MANF Method of Use Patent Application

9. Brazilian MANF Method of Use Patent Application

10. PCT Neurodegenerative disorders Method of Use Patent Application

Personnel

We currently have four (4) employees/consultants. Our current internal departments include Business Development, Finance, Research & Development and Administration. We are led by a management team that includes an engineer, a scientist, an accountant and an executive. We intend to expand our management team as operations ramp up to include additional technical staff required to achieve our business objectives.

Expected Changes In Number of Employees, Plant, and Equipment

We do not plan to purchase any specific additional physical plant or significant equipment within the immediate future. We do not currently have specific plans to change the number of our employees during the next twelve months.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its main office facility and a second facility for research in Sunnyvale,CA under sublease agreements that provide for month-to-month extensions by the Company.

Item 3. Legal Proceedings

On January 6, 2012 the Company was served a summons regarding the filing of a lawsuit (Complaint for Breach of Contract, Specific Performance and Common Counts) against the Company by a former consultant to the Company, Peter Freeman v. Amarantus Therapeutics, Inc. The Company intends to defend ourselves vigorously. The Company is unable to predict the likelihood of an unfavorable outcome or estimate its potential liability, if any, and no provision has been made in its financial statements for this matter.

In addition the Company is in default on payment of certain Convertible Notes that were due as of December 6, 2011 and is also late with regard to making payments to various trade account vendors for goods and services received, of which some accounts are currently with collection agencies and could possibly result in lawsuits with the Company.

Power3 Medical Products, Inc. (“Power3”) entered into a License Agreement with Amarantus BioSciences, Inc. (“our”, “us”, or “we”) on January 16, 2012 to, among other things, license the NuroPro diagnostic test for Parkinson's disease to us (the "Agreement"). As part of the Agreement, we were granted an option to acquire certain intellectual property, and a right of first refusal to acquire certain intellectual property (collectively the "IP").  We recently found out the Agreement was entered into at a time when Power3 may not have had the authority to enter into the Agreement.

On March 26th, 2012, we became aware of a previously undisclosed legal dispute between Power3 and NeoGenomics, Inc. ("NeoGenomics") where certain intellectual property assets of Power3 were placed into receivership in September 2011 in the State of Texas as a result of an unpaid note to NeoGenomics. On March 15, 2012 Power3 filed for Chapter 7 bankruptcy.  However, on March 7th, 2012, the receiver sold, among other things, Power3's IP to NeoGenomics.  Although this sale may be considered a preference in the Power3 Bankruptcy, at this time NeoGenomics may have title to certain intellectual property of Power3.

On April 12, 2012 our representatives appeared at bankruptcy related meeting of creditors of Power3.   Ira Goldknopf, the President of Power3, testified for Power3.  In the meeting it was discussed, among other things, that (i) Power3 had not transferred any of ourstock, other than providing $25,000 worth of our stock to its attorney; (ii) that another entity may own a portion of the IP; (iii) NeoGenomics was not a secured creditor when they credit bid their claim in the receivership; and (iv) the status of the license and ownership of the IP is still in question.

We are continuing to review our legal options with respect to the material misrepresentations made by the officers of Power3 and our rights in the IP.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “AMBS”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period Ending December 31, 2011
Quarter Ended	High $	Low $
March 30	0.004	0.004
June 30	1.50	0.004
September 30	1.05	0.06
December 31	0.25	0.06

Period Ending December 31, 2010
Quarter Ended	High $	Low $
March 30	n/a	n/a
June 30	n/a	n/a
September 30	0.004	0.004
December 31	0.004	0.004

On April 17, 2012, the last sales price per share of our common stock was $0.0495.

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

Holders of Our Common Stock

As of April 17, 2012, we had 103,414,150 shares of our common stock issued and outstanding, held by sixty five (65) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Delaware General Corporation Law (the “DGCL”) provides that a corporation may pay dividends out of surplus, out the corporation's net profits for the preceding fiscal year, or both provided that there remains in the stated capital account an amount equal to the par value represented by all shares of the corporation's stock raving a distribution preference.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Following are the securities transactions since May 27, 2011 that were entered into and not registered under the Securities Act of 1933 per their respective exemption:

1.	On June 6, 2011, we issued a $10,000 convertible promissory note to H. Viscount Nelson, with a 5% per annum interest rate, due June 6, 2013, with a conversion price equal to one-third the per share price of the Next Equity Financing in excess of $1,000,000. This issuance was exempt under Section 4(2) of the Securities Act of 1933.
8

2.	On June 7, 2011, we issued a $31,250 convertible promissory note to Austin Gleason, with a 5% per annum interest rate, due December 6, 2011, with a conversion price equal to one-third the per share price of the Next Equity Financing in excess of $1,750,000, not to be less than $0.60 per share. This note also provides a warrant for 100% of the note principal as of the date of the conversion, which expires five years from that date, with an exercise price 100% of the per share price with the Next Equity Financing, but not to be less than $0.60 per share. We are currently in default on this note. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

3.	On June 9, 2011, we issued a $31,250 convertible promissory note to J. Truman Bidwell, with a 5% per annum interest rate, due December 6, 2011, with a conversion price equal to one-third the per share price of the Next Equity Financing in excess of $1,750,000, not to be less than $0.60 per share. This note also provides a warrant for 100% of the note principal as of the date of the conversion, which expires five years from that date, with an exercise price 100% of the per share price with the Next Equity Financing, but not to be less than $0.60 per share. We are currently in default on this note. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

4.	On July 28, 2011, we issued a $21,000 convertible promissory note to Robert Harris, a Board member, with a 6% per annum interest rate, due January 24, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.20 per share and expires July 28, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 217,280 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

5.	On July 28, 2011, we issued a $21,000 convertible promissory note to Arnold Grisham, a former Board member, with a 6% per annum interest rate, due January 24, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.20 per share and expires July 28, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 217,280 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

6.	On August 16, 2011, we issued a $10,000 convertible promissory note to Joseph Rubinfeld with a 6% per annum interest rate, due February 12, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.20 per share and expires August 16, 2012. The note and accrued interest is convertible at any time by the note holder at $0.20 per share. We are currently in default on the note. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

7.	On August 18, 2011, we issued a $20,000 convertible promissory note to Ascendant Partners, LLC with a 6% per annum interest rate, due February 14, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.20 per share and expires August 18, 2012. The note and accrued interest is convertible at any time by the note holder at $0.20 per share. We are currently in default on the note. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

8.	On August 18, 2011, we issued a $20,000 convertible promissory note to Ascendant Partners, LLC with a 6% per annum interest rate, due February 14, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.20 per share and expires August 18, 2012. The note and accrued interest is convertible at any time by the note holder at $0.20 per share. We are currently in default on the note. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

9.	On September 6, 2011, we issued a $5,000 convertible promissory note to David Fiamingo with a 6% per annum interest rate, due March 4, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.10 per share and expires September 6, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 51,400 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.
9

10.	On September 9, 2011, we issued a $5,000 convertible promissory note to David Fiamingo with a 6% per annum interest rate, due March 7, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.10 per share and expires September 9, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 51,375 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

11.	On September 26, 2011, we issued a $3,000 convertible promissory note to Joseph Moscato with a 6% per annum interest rate, due March 24, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.10 per share and expires September 26, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. We are currently in default on the note. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

12.	On October 27, 2011, we issued a $5,000 convertible promissory note to David Fiamingo with a 6% per annum interest rate, due April 24, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 50,925 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

13.	On November 2, 2011, we issued a $5,000 convertible promissory note to David Fiamingo with a 6% per annum interest rate, due April 30, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.10 per share and expires November 2, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 50,975 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

14.	On November 23, 2011, we issued a $10,000 convertible promissory note to Ascendant Partners, LLC with a 6% per annum interest rate, due May 21, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

15.	On November 30, 2011, we issued a $30,000 convertible promissory note to Robert Harris, a Board member, with a 6% per annum interest rate, due May 28, 2012. The note and accrued interest is convertible at any time by the note holder at $0.05 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 608,300 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

16.	On December 8, 2011, we issued a $10,000 convertible promissory note to Scott VanderMeer with a 6% per annum interest rate, due June 5, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 101,250 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

17.	On December 14, 2011, we issued a $5,000 convertible promissory note to Larry Johns with a 6% per annum interest rate, due June 11, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 50,575 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

18.	On December 30, 2011, we issued a $5,000 convertible promissory note to Scott VanderMeer with a 6% per annum interest rate, due June 27, 2012. The note and accrued interest is convertible at any time by the note holder at $0.05 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 101,667 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.
10

19.	On January 17, 2012, we issued a $100,000 convertible promissory note to Gabriel Ferrer with a 6% per annum interest rate, due July 15, 2012. The note and accrued interest is convertible at any time by the note holder at $0.065 per share. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

20.	On January 24, 2012, we issued a $112,321 promissory note to Cane Clark, LLP, company counsel, with a 8.5% per annum interest rate, due on demand. The note and accrued interest is convertible at any time at the option of the note holder at $0.11 per share. This note is for prior legal services provided. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

21.	On January 24, 2012, we issued a $132,667 promissory note to Cane Clark, LLP, company counsel, with a 8.5% per annum interest rate, due on demand. The note and accrued interest is convertible at any time at the option of the note holder at $0.11 per share. This note is for prior legal services provided. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

22.	On February 16, 2012, we issued a $37,500 convertible promissory note to Asher Enterprises with a 8% per annum interest rate, due October 27, 2012. The note holder has the right to convert at any time and any amount of the principal and accrued interest after 180 days from the date of the note. The conversion price per share is 55% of the average of the three lowest trading days of the prior ten trading days from the date of the conversion request. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

23.	On February 21, 2012, we issued a $3,750 convertible promissory note to Conner Atchley with a 6% per annum interest rate, due August 19, 2012. The note and accrued interest is convertible at any time by the note holder at $0.03 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 125,347 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

24.	On March 9, 2012, we issued a $15,000 convertible promissory note to Machiavelli Global Marketing, Inc. with a 12% per annum interest rate, due date September 9, 2012. The note and accrued interest is convertible at any time by the note holder at 50 % of the lowest closing bid price for 20 trading days before conversion. This note was the result of a vendor trade debt assignment. On March 9, 2012 note holder converted the principal, no interest, in return for 483,871 shares of Common Stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

25.	On March 19, 2012, we issued a $17,000 convertible promissory note to Asher Enterprises with a 8% per annum interest rate, due December 21, 2012. The note holder has the right to convert at any time and any amount of the principal and accrued interest after 180 days from the date of the note. The conversion price per share is 55% of the average of the three lowest trading days of the prior ten trading days from the date of the conversion request. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

26.	On March 20, 2012, we issued a $9,500 convertible promissory note to BlackBridge Capital, LLC, due September 20, 2012, with no stated interest rate, in return for $10,000, $500 of the $10,000 proceeds was for a Unit and the balance of $9,500 is the convertible promissory note. The Unit calls for the payment, to the note holder, of $10,500 within five days of having received any form of proceeds. The $9,500 promissory note may be converted six months from the date of the note, at the note holders option, with a conversion price equal to 50% of the lowest intraday trading price of the prior 20 trading days. We are currently in default on the Unit. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

27.	On April 2, 2012, we issued a $25,000 convertible promissory note to Scott VanderMeer with a 6% per annum interest rate, due September 29, 2012. The note and accrued interest is convertible at any time by the note holder at $0.02 per share. This issuance was exempt under Section 4(2) of the Securities Act of 1933.
11

28.	On October 4, 2011 we received short-term financing in the amount of $150,000 under a Promissory Note issued to Dr. Samuel Herschkowitz as with interest of 20% per annum due April 1, 2012. In addition, in conjunction with the Promissory Note, Dr. Herschkowitz received an equity bonus of 2,054,794 shares of common stock. As security for our obligations under the note, we have pledged in favor of the note holder 8,219,178 shares of Common Stock. We are currently in default under this note. Also as part of the requirements of the agreement, on October 17, 2011 we issued a certificate for 8,219,178 shares as security for the note. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

29.	On September 28, 2011, Robert Zimmer exercised a portion of his vested stock options for $17,813 for 737,357 shares of Common Stock. The option was previous granted to Mr. Zimmerman while a consultant to the Company. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

30.	On October 14, 2011, we issued 2,265,692 shares to Centurion Private Equity, LLC related to an equity funding facility. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

31.	On November 7, 2011we issued 143,333 shares to Danny Y. Lee for business advisory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

32.	On October 31, 2011 we issued 273,333 shares to Seraphim Holdings, LLC for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

33.	On October 31, 2011 we issued 60,000 shares to Carpe DM, Inc. for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

34.	On October 31, 2011 we issued 750,000 shares to BeSpoke Growth Partners, Inc. for capital market public relations and business consulting services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

35.	On November 3, 2011 we issued 250,000 shares to BeSpoke Growth Partners, Inc. for capital market public relations and business consulting services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

36.	On November 18, 2011 we issued 156,250 shares to Power 3 Medical Products, Inc., as a payment for an option to acquire certain intellectual properties. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

37.	On November 22, 2011, we issued 2,000,000 shares to The Brewer Group for business advisory services. This is to be earned over six months. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

38.	On November 22, 2011, we issued 2,000,000 shares to First Choice International Company for business advisory services. This is to be earned over six months. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

39.	On November 22, 2011, we issued 1,000,000 shares to Seraphim Holdings, LLC for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

40.	On December 5, 2011, we issued 200,000 shares to Justin Eastland for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

41.	On December 5, 2011, we issued 200,000 shares to Larry Eastland for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

42.	On December 5, 2011, we issued 60,000 shares to J. Rob Laud for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.
12

43.	On December 5, 2011, we issued 37,500 shares to Danny Lee for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

44.	On December 5, 2011, we issued 600,000 shares to Brian Piper for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

45.	On December 13, 2011, we issued 50,000 shares to Ray Herrera for business consulting services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

46.	On December 13, 2011, we issued 25,000 shares to Jeff Stephens for introductory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

47.	On December 13, 2011, we issued 5,000 shares to Anson Hallex for introductory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

48.	On December 13, 2011, we issued 5,000 shares to Kent William Hodges II for introductory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933

49.	On December 13, 2011, we issued 10,000 shares to Harry Pavilak for introductory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

50.	On December 13, 2011, we issued 5,000 shares to Ann Morales for introductory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

51.	On December 13, 2011, we issued 273,333 shares to Seraphim Holdings, LLC for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

52.	On December 30, 2011, we issued 500,000 shares to Seraphim Holdings, LLC for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

53.	On December 30, 2011, we issued 200,000 shares to Issuers Capital Advisors, LLC for introductory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

54.	On December 30, 2011, we issued 50,000 shares to n Ray Herrera for business consulting services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

55.	On December 30, 2011, we issued 25,000 shares to Jeff Stephens for introductory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

56.	On January 4, 2012, we issued 450,000 shares to BeSpoke Growth Partners, Inc. for capital market public relations and business consulting services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

57.	On January 20, 2012, we issued 273,333 shares to Seraphim Holdings, LLC for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933

58.	On January 20, 2012, we issued 25,000 shares to Harry Pavilak for introductory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

59.	On January 20, 2012, we issued 25,000 shares to Kent William Hodges II for introductory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933

60.	On January 24, 2012, we issued 373,500 shares to BeSpoke Growth Partners, Inc. for capital market public relations and business consulting services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.
13

61.	On March 2, 2012, we issued 4,201,859 shares to Samuel Herschkowitz for consulting services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

62.	On March 13, 2012, we issued 50,000 shares to Ray Herrera for business consulting services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

63.	On March 13, 2012, we issued 121,079 shares to Rila Partners for technical advisory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

64.	On March 13, 2012, we issued 180,000 shares to Stuart Fine for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

65.	On March 13, 2012, we issued 3,571,428 shares to Power 3 Medical Products, Inc. for an exclusive license to certain technology. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

66.	On March 13, 2012, we issued 357,143 shares to Steven Rash for transaction fee related to Power 3 Medical Products, Inc. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

67.	On March 13, 2012, we issued 1,500,000 shares to Hanover 1 Capital Corporation for investor relations. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

68.	On March 13, 2012, we issued 500,000 shares to Robert Sullivan for marketing, public and investor relations services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

69.	On March 13, 2012, we issued 25,000 shares to Harry Pavilak for introductory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

70.	On March 13, 2012, we issued 25,000 shares to Kent William Hodges II for introductory services. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

71.	On March 13, 2012, we issued 201,277 shares to Robert Harris, a Board member, for payment of $23,600 of fees due him. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

72.	On March 13, 2012, we issued 162,979 shares to Arnold Grisham, a former Board member, for payment of $19,150 of fees due him. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

73.	On March 13, 2012, we issued 99,084 shares to AVS Communications, Inc. for payment of $11,642.32 of fees due them. The issuance was exempt under Section 4(2) of the Securities Act of 1933.
14

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s Board of Directors has approved the 2008 Stock Plan (the “Plan”). Under the Plan, the Board of Directors may grant up to 10,742,127 shares of incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options generally have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant dates to four years. Total options exercised to date is 7,532,454. There are currently 1,535,876 shares available to grant and 1,673,797 grants outstanding to date.

In February 2011, the Board granted two Restricted Stock Purchase Agreements to two officers totaling 2,382,496 of Common Stock.  As of 12/31/11, 1,261,269 shares were fully vested.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2011 and December 31,2010

During the fiscal year ended December 31, 2011, Amarantus generated $223,588 in revenue and incurred 3,963,646 in operating expenses, resulting in a loss from operations of $3,740,058. Operating expenses consisted of research and development costs of $1,177,532 and general and administrative expenses of $2,786,113. During the fiscal year ended December 31, 2011, Amarantus incurred interest expense of $1,015,203, an increase of $444,135 related to a change in fair value of warrant and derivative liabilities, and incurred other expenses of $128,977. Amarantus’ net loss for the year ended December 31, 2011 was $4,440,103.

During the fiscal year ended December 31, 2010, Amarantus generated $192,408 in revenue and incurred $1,414,923 in operating expenses, resulting in a loss from operations of $1,222,515. Operating expenses consisted of research and development costs of $490,428 and general and administrative expenses of $924,495. During the fiscal year ended December 31, 2010, Amarantus incurred interest expense of $79,410, an expense of $73,996 related to a change in fair value of warrant and derivative liabilities, and experienced other income of $168,360. Amarantus’ net loss for the year ended December 31, 2010 was $1,207,561.

In June of 2010, Amarantus repurchased certain notes from a convertible debt holder for a lump sum payment of $100,000. This transaction resulted in the release of the noteholder’s security interest in the intellectual property, as well as the cancellation of certain warrants related to the notes.

In December of 2010, Amarantus entered into a convertible debt arrangement with certain investors which had a related security interest in the intellectual property attached to it. Amarantus believes the likelihood of attracting investment from investors not related to the December 2010 notes is low, thus limiting the investor pool the Company would seek to attract funding from. The security interest in the notes was released in May, 2011 in exchange for certain additional financial and other consideration.

Inflation adjustments have had no material impact on the Company.

Off-balance-sheet arrangements.

Pursuant to the terms of certain contractual agreements, we have agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings. These transactions are described more fully under Liquidity and Capital Resources, below, and in Note 10 to our financial statements. These obligations are not reflected in our accounts and represent an off balance sheet liability contingent upon achieving the respective funding levels specified in the relevant agreements.

Liquidity and Capital Resources

As of December 31, 2011, the Company had total current assets of $336,368 consisting of $870 in cash and cash equivalents and $335,498 in prepaid expenses and other current assets. As of December 31, 2011, the Company had current liabilities in the amount of $3,542,786, consisting of:

Accounts payable	$2,052,763
Accrued liabilities	$77,208
Related party liabilities	$222,230
Notes payable	$150,000
Current portion of warrant liability	$281,143
Current portion of derivative liabilities	$45,180
Current portion of convertible promissory notes	$714,261

As of December 31, 2011, Amarantus had a working capital deficit in the amount of $3,206,418.

The table below sets forth selected cash flow data for for the periods presented:

	2011	2010

Net cash provided by (used in) operating activities	$(2,815,514)	$(538,549)
Net cash used in investing activities	(4,688)	(30,162)
Net cash provided by (used in) financing activities	2,773,551	615,000

Net increase (decrease) in cash and cash equivalents	$(46,651)	$46,289

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

In addition, we also currently owe the principal sum of $41,537 to Molecular Medicine Research Institute (MMRI”), who was issued a series of Convertible Promissory Notes under the terms of a Note and Warrant Purchase Agreement as follows:

Principal Amount	Issue Date	Maturity Date
$16,037	11-1-10	11-1-12
$4,250	12-1-10	12-1-12
$4,250	1-1-11	1-1-13
$4,250	2-1-11	2-1-13
$4,250	3-1-11	3-1-13
$4,250	4-1-11	4-1-13
$4,250	5-1-11	5-1-13

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

Principal and interest, accrued at the rate of 5% per annum, are due and payable on December 6, 2011, unless earlier converted into equity securities of the company. Principal and unpaid accrued interest shall be converted, at the option of the holder, into equity securities of the company at the closing of our next equity financing in which gross aggregate proceeds to the Company exceed $1,750,000 and the Company registers its stock for sale pursuant to the Securities and Exchange Act of 1934. The conversion price shall be equal to one-third of the price per share of this financing. If this financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted, at the option of the holders of a majority of the aggregate principal amount of the senior secured convertible promissory notes, into common stock of the Company. Additional information regarding these notes can be found in Note 8 to our financial statements. These notes were formerly secured by collateral consisting of substantially all assets of the company. Under the May 20, 2011 amendment to the Senior Secured Convertible Promissory Note Agreement, this security interest was terminated. Under the terms of the agreement as amended, we may not incur any indebtedness for borrowed money except pursuant to an agreement that provides that repayment of such indebtedness will be subordinated to repayment of the Notes. In addition, we may not encumber any of our property during such time as the Notes remain due and owing. As provided in the amendment the note holders have warrant coverage equal to 100% of the note principal at an exercise price equal to 100% of that to outside investors in the closing of the next equity financing of $1,175,000, but not to be less than $0.60 per share. The warrants expire five years from the date of the next equity financing closing. We are currently in default on these notes. See Note 10 to the Financial Statements.

In addition, we owe the principal sum of $12,240 to The Parkinson’s Institute, which was issued a Convertible Promissory Note under the terms of a Note and Warrant Purchase Agreement dated August 25, 2010. This note bears interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date of August 25, 2012. Principal and unpaid accrued interest due under this note shall be automatically converted into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class of equity securities to be designated Series A Preferred Stock,” with the conversion price per share to be based upon a pre-money” valuation of the company at that time of $2,000,000. In addition the note holder has warrant coverage equal to 5% of the note principal with a warrant exercise price equal to in the next equity financing per share price, and expiration seven years from the date of the note.

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $90,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.10 or $0.20 per share. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors at the equivalent to 100% of the principal amount of the notes divided by the respective price per share of the stock which the principal of the note converts at. The warrants expire one year from the date of the note.

Principal Amount	Issue Date	Maturity Date
$21,000	7-28-11	1-24-12
$21,000	7-28-11	1-24-12
$10,000	8-16-11	2-12-12
$20,000	8-18/11	2-14-12
$5,000	9-6-11	3-4-12
$5,000	9-9-11	3-7-12
$3,000	9-26-11	3-24-12
$5,000	11-2-11	4-30-12

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $60,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.05 or $0.10 per share.

Principal Amount	Issue Date	Maturity Date
$5,000	10-27-11	4-24-12
$10,000	11-23-11	5-21-12
$30,000	11-30-11	5-28-12
$10,000	12-8-11	6-5-12
$5,000	12-14-11	6-11-12

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

These transactions are described more fully in Notes to our financial statements, including a reference to contingent obligations reflected in the financial statements. These obligations are not reflected in the accounts of the company and represent an off balance sheet liability contingent upon achieving the respective funding level.

In connection with certain liabilities incurred in connection with our March 5, 2008 acquisition of the intellectual property rights to the MANF protein compound, we have an outstanding Promissory Note issued as follows:

Note Payable To:	Amount	Due Date
Neurotrophics, Inc.	$222,083	3-5-15

This note bears interest at the rate of 2% per annum. Additional details regarding these liabilities can be found in Notes to our financial statements.

On October 4, 2011 we received short-term financing in the amount of $150,000 under a Promissory Note issued to Dr. Samuel Herschkowitz as follows:

Note Payable To:	Amount	Due Date
Samuel Herschkowitz	$150,000	4-1-12

The balance due under the Note bears interest at the rate of twenty percent (20%) per year.

In addition, in conjunction with the Promissory Note, Dr. Herschkowitz received an equity bonus of 2,054,794 shares of common stock. As security for our obligations under the note, w have pledged in favor of the note holder 8,219,178. We are currently in default under this note.

During the period from December 31, 2011 to April 19, 2012 the following transactions occurred:

On January 17, 2012, we issued a $100,000 convertible promissory note with a 6% per annum interest rate, due July 15, 2012. The note and accrued interest is convertible at any time by the note holder at $0.065 per share.

On January 24, 2012, we issued a $112,321 promissory note with a 8.5% per annum interest rate, due on demand. The note and accrued interest is convertible at any time at the option of the note holder at $0.11 per share. This note is with a vendor for services provided.

On January 24, 2012, we issued a $132,667 promissory note a 8.5% per annum interest rate, due on demand. The note and accrued interest is convertible at any time at the option of the note holder at $0.11 per share. This note is with a vendor for services provided

On February 16, 2012, we issued a $37,500 convertible promissory note with a 8% per annum interest rate, due October 27, 2012. The note holder has the right to convert at any time and any amount of the principal and accrued interest after 180 days from the date of the note. The conversion price per share is 55% of the average of the three lowest trading days of the prior ten trading days from the date of the conversion request.

On February 21, 2012, we issued a $3,750 convertible promissory note with a 6% per annum interest rate, due August 19, 2012. The note and accrued interest is convertible at any time by the note holder at $0.03 per share.

On March 9, 2012, we issued a $15,000 convertible promissory note with a 12% per annum interest rate, due date September 9, 2012. The note and accrued interest is convertible at any time by the note holder at 50 % of the lowest closing bid price for 20 trading days before conversion. This note was the result of a vendor trade debt assignment.

On March 19, 2012, we issued a $17,000 convertible promissory note with a 8% per annum interest rate, due December 21, 2012. The note holder has the right to convert at any time and any amount of the principal and accrued interest after 180 days from the date of the note. The conversion price per share is 55% of the average of the three lowest trading days of the prior ten trading days from the date of the conversion request.

On March 20, 2012, we issued a $9,500 convertible promissory note due September 20, 2012, with no stated interest rate, in return for $10,000, $500 of the $10,000 proceeds was for a Unit and the balance of $9,500 is the convertible promissory note. The Unit calls for the payment, to the note holder, of $10,500 within five days of having received any form of proceeds. The $9,500 promissory note may be converted six months from the date of the note, at the note holders option, with a conversion price equal to 50% of the lowest intraday trading price of the prior 20 trading days. We are currently in default on the Unit.

On April 2, 2012, we issued a $25,000 convertible promissory note with a 6% per annum interest rate, due September 29, 2012. The note and accrued interest is convertible at any time by the note holder at $0.02 per share.

Also during the period December 31, 2011 to April 19, 2012, the following promissory notes converted to equity:

A note with an original issuance date of July 28, 2011, for $21,000 convertible promissory note to Robert Harris, a Board member, with a 6% per annum interest rate, due January 24, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.20 per share and expires July 28, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 217,280 shares of Common Stock.

A note with an original issuance date of July 28, 2011, for $21,000 convertible promissory note to Arnold Grisham, a former Board member, with a 6% per annum interest rate, due January 24, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.20 per share and expires July 28, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 217,280 shares of Common Stock.

A note with an original issuance date of September 6, 2011, for $5,000 convertible promissory note with a 6% per annum interest rate, due March 4, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.10 per share and expires September 6, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 51,400 shares of Common Stock.

A note with an original issuance date of September 9, 2011, for $5,000 convertible promissory note with a 6% per annum interest rate, due March 7, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.10 per share and expires September 9, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 51,375 shares of Common Stock.

A note with an original issuance date of October 27, 2011, for $5,000 convertible promissory note with a 6% per annum interest rate, due April 24, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 50,925 shares of Common Stock.

A note with an original issuance date of November 2, 2011, for $5,000 convertible promissory note with a 6% per annum interest rate, due April 30, 2012. This note also provides a warrant for 100% of the note principal with an exercise price of $0.10 per share and expires November 2, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 50,975 shares of Common Stock

A note with an original issuance date of November 30, 2011, for $30,000 convertible promissory note to Robert Harris, a Board member, with a 6% per annum interest rate, due May 28, 2012. The note and accrued interest is convertible at any time by the note holder at $0.05 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 608,300 shares of Common Stock.

A note with an original issuance date of December 8, 2011, for $10,000 convertible promissory note with a 6% per annum interest rate, due June 5, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 101,250 shares of Common Stock.

A note with an original issuance date of December 14, 2011, for $5,000 convertible promissory note with a 6% per annum interest rate, due June 11, 2012. The note and accrued interest is convertible at any time by the note holder at $0.10 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 50,575 shares of Common Stock

A note with an original issuance date of December 30, 2011, for $5,000 convertible promissory note with a 6% per annum interest rate, due June 27, 2012. The note and accrued interest is convertible at any time by the note holder at $0.05 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 101,667 shares of Common Stock.

A note with an original issuance date of February 21, 2012, for $3,750 convertible promissory note with a 6% per annum interest rate, due August 19, 2012. The note and accrued interest is convertible at any time by the note holder at $0.03 per share. On March 13, 2012 the note holder converted the principal and accrued interest in return for 125,347 shares of Common Stock.

A note with an original issuance date of March 9, 2012, for $15,000 convertible promissory note with a 12% per annum interest rate, due date September 9, 2012. The note and accrued interest is convertible at any time by the note holder at 50 % of the lowest closing bid price for 20 trading days before conversion. This note was the result of a vendor trade debt assignment. On March 9, 2012 note holder converted the principal, no interest, in return for 483,871 shares of Common Stock.

In addition, during the time period December 31, 2012 through April 19, 2012 three vendors converted the trade debts to equity:

On March 13, 2012, we issued 201,277 shares to Robert Harris, a Board member, for payment of $23,600 of fees due him.

On March 13, 2012, we issued 162,979 shares to Arnold Grisham, a former Board member, for payment of $19,150 of fees due him.

On March 13, 2012, we issued 99,084 shares to a vendor for payment of $11,642.32 of fees due to the vendor.

Currently, we have material commitments to complete certain animal studies related to a contract executed with the Michael J. Fox Foundation for Parkinson’s Research in April 2010. We have received grant funding from the Michael J. For Foundation to support completion of such animal studies.

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

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing. Should our revenues be less than anticipated, or should our expenses be greater than anticipated, then we may seek to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time except as disclosed in Note 17 to the Financial Statements.

We were founded in 2008 to advance novel therapies for human disease. We were seeking to raise capital from new investors when the financial collapse of 2008 resulted in a prolonged depression. This financial collapse dramatically altered the financing environment for biotechnology companies seeking to access the capital markets to obtain financing to advance their research and development activities. The trend of difficult access to the capital markets has continued through to the current fundraising environment and has been evidenced by reduced pricing and lower capital raises in many biotechnology-related initial public offerings.

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

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. Similarly, there can be no assurance that we will be able to generate sufficient revenue in the future to cover the costs of our business operations. We will use all commercially-reasonable efforts at our disposal to raise sufficient capital to run our operations on a go forward basis.

Off Balance Sheet Arrangements

Pursuant to the terms of certain contractual agreements, we have agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings. These transactions are described more fully under Liquidity and Capital Resources, above, and in Note 10 to our financial statements. These obligations are not reflected in our accounts and represent an off balance sheet liability contingent upon achieving the respective funding levels specified in the relevant agreements.

Going Concern

We are a development stage company engaged in biotechnology research and development. We have suffered recurring losses from operations since inception, and have generated negative cash flows from operations. For these reasons, our auditors have raised a substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

To date, the Company has only received research grant revenue and contract revenue. Research grant revenue and contract revenue is recognized as the Company provides the services stipulated in the underlying agreement based on the time and expenditures incurred, and all milestones required in the agreement have been met.  Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided and the milestones are met.  The Company received and recognized total research grant revenue of $5,000 and $188,308 in the three and twelve months ended December 31, 2011, respectively, as the Company incurred all of the qualifying expenses and all applicable milestones were met.  In the three and twelve months ended December 31, 2010, the Company received and recognized $0 and $192,408 of research grant revenue, respectively, as the Company incurred all of the qualifying expenses and all applicable milestones were met. See Note 5 to the financial statements for further information on the research grant revenue received and recognized to date. In addition, the company received and recognized $0 and $35,280 of contract revenue in the three and twelve months ended December 31, 2011. We received and recognized no contract revenue during 2010.

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

The Company recognizes the fair value of stock options granted to nonemployees as stock-based compensation expense over the period in which the related services are received.

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

Derivative Liability - Certain derivatives embedded within convertible promissory notes have been bifurcated and recorded as derivatives in the balance sheets because they are not clearly and closely related. These derivatives are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense).

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2011 and 2010
F-3	Statements of Operations for the years ended December 31, 2011 and 2010, and for the period from inception to December 31, 2011
F-4	Statement of Stockholders’ Deficit for the years ended December 31, 2011 and 2010, and the period from inception to December 31, 2011
F-5	Statements of Cash Flows for the years ended December 31, 2011 and 2010, and for the period from inception to December 31, 2011
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amarantus BioSciences, Inc.

Sunnyvale, California

We have audited the consolidated balance sheets of Amarantus BioSciences, Inc., a development stage company (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’deficit, and cash flows for the years then ended, and for the period from January 14, 2008 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarantus BioSciences, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from January 14, 2008 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage company engaged in biotechnology research and development. The Company has suffered recurring losses from operations since inception, has a working capital deficit, and has generated negative cash flow from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 18, 2012

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

BALANCE SHEETS

AS OF DECEMBER 31, 2010 & DECEMBER 31, 2011

	December 31, 2010	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,521	$870
Prepaid expenses and other current assets	30,217	335,498

Total current assets	77,738	336,368

PROPERTY AND EQUIPMENT — Net	25,105	18,389

TOTAL ASSETS	$102,843	$354,757

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,015,221	$2,052,763
Accrued liabilities	11,833	77,208
Related Party Liabilities	287,462	222,230
Notes payable	—	150,000
Current portion of warrant liability	—	281,143
Current portion of derivative liability	141,690	45,180
Current portion of convertible promissory notes	1,094	714,261

Total current liabilities	1,457,300	3,542,786

LONG TERM LIABILITIES:
Stock Warrant Liability	4,416	2,788
Derivative Liability - Net of current portion	145,857	95,526
Convertible Promissory Notes — Net of current portion	29,915	63,600

Total long term liabilities	180,188	161,914

TOTAL LIABILITIES	1,637,488	3,704,700

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $0.001 par value - authorized, 5,000,000 shares; issued and outstanding, 1,838,354 shares at December 31, 2010 and - 0 - shares at December 31, 2011, (liquidation preference of $735,342 at December 31, 2010)	685,342	—
Common stock, $0.001 par value - authorized, 250,000,000 shares; issued and outstanding, 24,961,474 shares at December 31, 2010 and 80,936,592 shares at December 31, 2011	4,020	80,937
Additional paid-in capital	62,320	3,295,549
Deficit accumulated during the development stage	(2,286,327)	(6,726,430)

Total stockholders’ deficit	(1,534,645)	(3,349,944)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$102,843	$354,756

See notes to financial statements.

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2011

			Period From
			January 14, 2008
	Year Ended	Year Ended	(Date of Inception)
	December 31	December 31	to December 31,
	2010	2011	2011

NET REVENUES	$192,408	$223,588	$415,996

OPERATING EXPENSES:
Research and development	490,428	1,177,532	1,605,787
General and administrative	924,495	2,786,113	4,444,446

Total costs and expenses	1,414,923	3,963,646	6,050,233

LOSS FROM OPERATIONS	(1,222,515)	(3,740,058)	(5,634,236)

INTEREST & OTHER INCOME (EXPENSE)
Interest Expense	(79,410)	(1,015,203)	(1,211,175)
Other Income / (Expense)	168,360	(128,977)	87,685
Change In fair value of warrants & derivatives liabilities	(73,996)	444,135	397,168

Total interest & other income (expense)	14,954	(700,045)	(726,322)

NET LOSS	$(1,207,561)	$(4,440,103)	$(6,360,559)

NET LOSS PER SHARE - BASIC	$(0.05)	$(0.08)

NET LOSS PER SHARE - FULLY DILUTED	$(0.05)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	24,961,474	52,691,358

WEIGHTED AVERAGE SHARES OUTSTANDING - FULLY DILUTED	24,961,474	52,691,358

See notes to financial statements.

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2011

						Deficit
						Accumulated
	Convertible				Additional	During the	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

BALANCE - January 14, 2008	—	$—	—	$—	$—	$—	$—

Sale of warrant to investor					35		35
Dividend to founder for assumption of debts						(365,870)	(365,870)
Net loss						(406,706)	(406,706)

BALANCE - December 31, 2008	—	—	4,020,000	4,020	35	(772,576)	(768,521)

Net loss						(306,190)	(306,190)

BALANCE - December 31, 2009	—	—	4,020,000	4,020	35	(1,078,766)	(1,074,711)

Issuance of Series 1 convertible preferred stock in May 2010 for cash at $0.40 per share - net of issuance costs of $50,000	1,250,000	450,000					450,000
Issuance of Series 1 convertible preferred stock in October 2010 in exchange for convertible promissory notes	488,354	195,342					195,342
Issuance of Series 1 convertible preferred stock in November 2010 for cash at $0.40 per share	100,000	40,000					40,000
Preferred stock warrants reclassified from liabilities					37,110		37,110
Stock-based compensation					25,175		25,175
Net loss						(1,207,561)	(1,207,561)

BALANCE - December 31, 2010	1,838,354	$685,342	4,020,000	$4,020	$62,320	$(2,286,327)	$(1,534,645)

Preferred shares converted to common shares	(1,838,354)	(685,342)	1,838	683,504	—	(1,838,354)	(685,342)
Option exercises			1,469	181,893	183,362
Merger record ATI shares retired			(7,327)		(7,327)
Effect of reverse recapitalization merger			45,500	(33,487)	12,013
Merger issuance of stock & record shell common			21,500		21,500
Option exercises post merger			738	16,718	17,456
Issuance of common stock			13,199	1,754,535	1,767,734
Merger expenses				(26,186)	(26,186)
Stock-based compensation				656,252	656,252
Net loss					(4,440,103)

Balance - December 31, 2011	—	$0	$80,937	$3,295,549	$(3,349,944)	—	$0

See notes to financial statements.

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2010 AND 2011, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO December 31,2011

			Period From
			January 14, 2008
	Period Ended	Period Ended	(Date of Inception)
	December 31,	December 31,	December 31,
	2010	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,207,561)	$(4,440,103)	$(6,360,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,439	15,155	25,754
Gain on disposal of equitpment	—	(3,750)	(3,750)
Stock-based compensation	25,175	656,252	681,427
Non-cash interest expense related to warrants and derivatives	58,628	642,646	763,316
Change in fair value of warrant and derivative liabilities	73,996	(439,369)	(392,400)
Gain on settlement of convertible note and warrants	(137,630)	—	(137,632)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,217)	(305,281)	(335,498)
Accounts payable	675,896	1,058,792	2,206,540
Accrued liabilities	5,151	65,375	117,550
Related party liabilities	(8,426)	(65,232)	(143,640)

Net cash used in operating activities	(538,549)	(2,815,514)	(3,578,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,162)	(4,688)	(40,392)

Net cash used in investing activities	(30,162)	(4,688)	(40,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	225,000	805,000	1,257,548
Repayment of borrowings	(100,000)	—	(100,000)
Proceeds from issuance of common stock	—	1,793,920	1,797,941
Proceeds from issuance of stock options	—	200,818	200,818
Proceeds from issuance of convertible preferred stock	540,000	—	540,000
Costs of financings	(50,000)	(26,187)	(76,187)
Proceeds from sale of warrant	—	—	35

Net cash provided by financing activities	615,000	2,773,551	3,620,155

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,289	(46,651)	870

CASH AND CASH EQUIVALENTS - Beginning of year	1,232	47,521

CASH AND CASH EQUIVALENTS - End of year	$47,521	$870	$870

NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of convertible promissory notes for preferred stock	$195,342	$—	$195,342

Issuance of warrants to investors	$3,680	$314,833	$371,180

Bifurcation of derivatives embedded in convertible notes	$281,466	$257,210	$548,053

Preferred stock warrants reclassified from liabilities to equity	$37,110	$—	$37,110

Issuance of convertible notes in lieu of payment of payable	$32,527	$21,250	$153,777

Dividend to founder for assumption of debts	$—	$—	$365,870

See notes to financial statements.

AMARANTUS BIOSCIENCES, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 and 2011, and

for the period from january 14, 2008 (date of inception) to december 31, 2011

1.	General

Amarantus BioSciences, Inc. (the “Company”) was incorporated on January 14, 2008 in the state of Delaware. The Company is a development stage biopharmaceutical drug development company dedicated to sourcing high-potential therapeutic platform technologies and aligning their development with complementary clinical-stage compounds to reduce overall enterprise risk. Through December 31, 2011, the Company has been primarily engaged in biotechnology research and development and raising capital.

2.	Development Stage and Going Concern

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of December 31, 2011, as defined by the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. As of December 31, 2011, the Company has been funded by equity and debt financings. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of December 31, 2011, the Company had cash and cash equivalents of $870. During the year ended December 31, 2011, the Company incurred a net loss of $4,440,103 and had negative cash flows from operating activities of $2,815,514. In addition, the Company had an accumulated deficit of $6,726,429 at December 31, 2011. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt or equity financings. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and equipment at December 31, 2010 and 2011, consisted of the following:

	December 31,	December 31,
	2010	2011

Equipment	$30,162	$34,851
Computer equipment	3,179	3,179
Furniture and fixtures	2,363	2,363

	35,704	40,393

Less accumulated depreciation	(10,599)	(22,003)

Property and equipment — net	$25,105	$18,390

Depreciation expense for the years ended December 31, 2010 and 2011 and for the period from January 14, 2008 (date of inception) to December 31, 2011 was $6,439, $15,154, and $25,753, respectively.

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

To date, the Company has only received research grant revenue and contract revenue. Research grant revenue and contract revenue is recognized as the Company provides the services stipulated in the underlying agreement based on the time and expenditures incurred, and all milestones required in the agreement have been met.  Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided and the milestones are met.  The Company received and recognized total research grant revenue of $5,000 and $188,308 in the three and twelve months ended December 31, 2011, respectively, as the Company incurred all of the qualifying expenses and all applicable milestones were met.  In the three and twelve months ended December 31, 2010, the Company received and recognized $0 and $192,408 of research grant revenue, respectively, as the Company incurred all of the qualifying expenses and all applicable milestones were met. See Note 5 to the financial statements for further information on the research grant revenue received and recognized to date. In addition, the company received and recognized $0 and $35,280 of contract revenue in the three and twelve months ended December 31, 2011. There was no contract revenue in 2010.

Research and Development Expenditures - Research and development expenses consist of personnel costs, including salaries, benefits and stock-based compensation, materials and supplies, licenses and fees, and overhead allocations consisting of various administrative and facilities related costs. Research and development activities are also separated into three main categories: research, clinical development, and biotechnology development. Research costs typically consist of preclinical and toxicology costs. Clinical development costs include costs for Phase 1 and 2 clinical studies. Biotechnology development costs consist of expenses incurred in connection with product formulation and analysis. The Company charges research and development costs, including clinical study costs, to expense when incurred, consistent with the guidance of FASB ASC 730, Research and Development.

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

Expected Volatility — As the Company has limited stock price history, expected volatility has been estimated based on the volatilities of similar companies that are publicly traded.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

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

Derivative Liability - Certain derivatives embedded within convertible promissory notes have been bifurcated and recorded as derivatives in the balance sheets because they are not clearly and closely related. These derivatives are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense).

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

Net income (loss) per share attributable to Amaratus common stockholders

Basic net income (loss) per share attributable to Amarantus common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. In accordance with FASB ASC 260, because there was a net loss for the period, zero incremental shares were included for diluted earnings per share because the effect would be antidilutive .

Recently Adopted Accounting Guidance

Variable Interest Entities. In June 2009, the FASB issued new accounting guidance relating to consolidation of variable interest entities (“VIEs”), which amends the current accounting guidance for determining whether an entity is a VIE and defining the primary beneficiary. This guidance also requires additional disclosures relating to involvement with a VIE. We adopted this guidance during the first quarter of our fiscal 2010. The adoption of this guidance did not have a material effect on our Financial Statements and disclosures.

Fair Value Measurements. In January 2010, the FASB issued new accounting guidance requiring additional disclosures about the different classes of assets and liabilities measured at fair value, valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1 and 2. It also clarified guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The current guidance is effective beginning with the first quarter of our fiscal 2010, except for the new disclosures relating to the Level 3 reconciliation, which was effective for the first quarter of our fiscal 2011. Refer to Note 6 – Fair Value Measurements for our Company’s fair value measurements and disclosures.

Recently Issued Accounting Pronouncements

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

In addition, pursuant to the terms and conditions of the Merger Agreement:

· Each share of Amarantus common stock and each share of Amarantus preferred stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive a pro-rata portion of a total of 1,820,000 shares of our common stock. As a result, the shareholders of Amarantus received 1,820,000 newly issued shares of our common stock.

· Our board of directors was reconstituted to consist of Martin D. Cleary, Chairman, together with Dr. John W. Commissiong, Gerald E. Commissiong, Arnold T. Grisham, Robert L. Harris, and Eugene Mancino, who prior to the Merger were the directors of Amarantus.

· Our sole officer and director immediately prior to the Merger, Richard Douglas, resigned from the board and from all offices.

· Our board appointed Martin D. Cleary as our Chief Executive Officer, Dr. John Commissiong as our Chief Scientific Officer, Gerald E. Commissiong as our Chief Operating Officer, and Marc E.  Faerber as our Chief Financial Officer, Treasurer, and Secretary.

· In connection with the Merger, our former sole officer and director immediately prior to the Merger, Richard Douglas, received a transfer of all assets and agreed to assume all liabilities related to our pre-merger business.

· Following the closing of the merger, Mr. Douglas canceled and returned all 10,000,000 shares of his common stock.

· Following the closing of the merger, in a separate transaction, we authorized a forward split of 25 shares for each share of our common stock issued and outstanding at the time of the split.

· Following the closing of the merger, our board of directors and shareholders approved a change in the name of the company to Amarantus BioSciences, Inc.”

· As a result, following these events, there were 67,000,000 shares of our common stock issued and outstanding.

· In connection with the Merger, we adopted Amarantus’ 2008 Stock Plan and confirmed all options issued thereunder.  In addition, we adopted and assumed certain convertible notes and warrants issued by Amarantus prior to the Merger.

· Amarantus provided customary representations and warranties and complied with standard closing conditions, including approval of the Merger by its voting stockholders.

Expenses incurred with the merger were $26,186 and have been recorded as part of Stockholders’ Equity.

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

5.       MICHAEL J. FOX FOUNDATION GRANT

In April 2010, the Company was awarded a grant from the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”). Pursuant to the MJFF grant, the Company performed research related to comparison and analysis of certain genes in rodent models of Parkinson’s disease. The grant provided for the reimbursement of expenses as incurred up to a maximum of $370,716, payable in two installments with targeted payments in April 2010 and October 2010, and it established two milestones. During the twelve months ended December 31, 2011, the Company achieved certain milestones and received payment and recorded revenue of $178,308. During the fiscal year ended December 30, 2010, the Company achieved certain milestones and received payment and recorded revenue of $192,408.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2011, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at December 31, 2010

	Level 1	Level 2	Level 3	Total

Warrant Liability			$4,416	$4,416
Derivative Liability			287,547	287,547

Total	$—	$—	$291,963	$291,963

Fair Value Measurements at December 31, 2011

	Level 1	Level 2	Level 3	Total

Warrant Liability			$283,931	$283,931
Derivative Liability			140,706	140,706

Total	$—	$—	$424,637	$424,637

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liability mentioned above for the period from January 14, 2008 (date of inception) to December 31, 20011, and for the years ended December 31, 2010 and 2011:

	Warrant Liability	Derivative Liability	Total

January 14, 2008 (date of inception)	$—	$—	$—
Issuance of warrants	52,665		52,665
Issuance of convertible notes		9,377	9,377
Changes in fair value	(15,960)	(4,402)	(20,362)

December 31, 2008	36,705	4,975	41,680
Changes in fair value	(1,692)	(4,975)	(6,667)

December 31, 2009	35,013	0	35,013
Issuance of warrants	3,680		3,680
Issuance of convertible notes		281,466	281,466
Reclassification of warrants to equity	(37,110)		(37,110)
Cancellation of warrants	(65,082)		(65,082)
Changes in fair value	67,915	6,081	73,996

December 31, 2010	$4,416	$287,547	$291,963

Issuance of warrants	314,835		314,835
Issuance of convertible notes		257,210	257,210
Changes in fair value	(35,320)	(404,051)	(439,371)

December 31, 2011	$283,931	$140,706	$424,637

The valuation of the convertible preferred stock warrant liability is discussed in Note 11.

7.	Net income (loss) per share

The following table sets forth the computation of the basic and diluted loss per share attributable to Amarantus common stockholders for the periods indicated:

	Years Ended December 31,
	2010	2011
Numerator
Net Loss	$(1,207,561)	$(4,440,103)

Denominator
Weighted average shares outstanding during period:
Common stock - basic	24,961,474	52,691,358
Common share equivalents	0	0

Common stock - diluted	24,961,474	52,691,358

Net loss per share	$(0.05)	$(0.08)

8.	Accrued Liabilities

Accrued liabilities at December 31, 2010 and 2011, consisted of the following:

	December 31, 2010	December 31, 2011

Accrued compensation and related benefits	$11,162	$18,746
Accrued interest	671	58,462

Total	$11,833	$77,208

9.	Convertible Promissory Notes and derivative liability

The Company owes the principal amount of $230,000 to a total of six (6) investors who were issued Convertible Promissory Notes under the terms of a Convertible Promissory Note Agreement dated December 13, 2010 and amended on March 23, 2011 as follows:

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

In addition, we also currently owe the principal sum of $41,537 to Molecular Medicine Research Institute (MMRI”), who was issued a series of Convertible Promissory Notes under the terms of a Note and Warrant Purchase Agreement as follows:

Principal Amount	Issue Date	Maturity Date
$16,037	11-1-10	11-1-12
$4,250	12-1-10	12-1-12
$4,250	1-1-11	1-1-13
$4,250	2-1-11	2-1-13
$4,250	3-1-11	3-1-13
$4,250	4-1-11	4-1-13
$4,250	5-1-11	5-1-13

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

Principal and interest, accrued at the rate of 5% per annum, are due and payable on December 6, 2011, unless earlier converted into equity securities of the company. Principal and unpaid accrued interest shall be converted, at the option of the holder, into equity securities of the company at the closing of our next equity financing in which gross aggregate proceeds to the Company exceed $1,750,000 and the Company registers its stock for sale pursuant to the Securities and Exchange Act of 1934. The conversion price shall be equal to one-third of the price per share of this financing. If this financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted, at the option of the holders of a majority of the aggregate principal amount of the senior secured convertible promissory notes, into common stock of the Company. Additional information regarding these notes can be found in Note 8 to our financial statements. These notes were formerly secured by collateral consisting of substantially all assets of the company. Under the May 20, 2011 amendment to the Senior Secured Convertible Promissory Note Agreement, this security interest was terminated. Under the terms of the agreement as amended, we may not incur any indebtedness for borrowed money except pursuant to an agreement that provides that repayment of such indebtedness will be subordinated to repayment of the Notes. In addition, we may not encumber any of our property during such time as the Notes remain due and owing. As provided in the amendment the note holders have warrant coverage equal to 100% of the note principal at an exercise price equal to 100% of that to outside investors in the closing of the next equity financing of $1,175,000, but not to be less than $0.60 per share. The warrants expire five years from the date of the next equity financing closing. We are currently in default on these notes. See footnote 10 Commitments and Contingencies for further information.

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

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $90,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.10 or $0.20 per share. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors at the equivalent to 100% of the principal amount of the notes divided by the respective price per share of the stock which the principal of the note converts at. The warrants expire one year from the date of the note.

Principal Amount	Issue Date	Maturity Date
$21,000	7-28-11	1-24-12
$21,000	7-28-11	1-24-12
$10,000	8-16-11	2-12-12
$20,000	8-18/11	2-14-12
$5,000	9-6-11	3-4-12
$5,000	9-9-11	3-7-12
$3,000	9-26-11	3-24-12
$5,000	11-2-11	4-30-12

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $60,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.05 or $0.10 per share.

Principal Amount	Issue Date	Maturity Date
$5,000	10-27-11	4-24-12
$10,000	11-23-11	5-21-12
$30,000	11-30-11	5-28-12
$10,000	12-8-11	6-5-12
$5,000	12-14-11	6-11-12

In connection with certain liabilities incurred in connection with our March 5, 2008 acquisition of the intellectual property rights to the MANF protein compound, we have an outstanding Promissory Note issued as follows:

Note Payable To:	Amount	Due Date
Neurotrophics, Inc.	$222,083	3-5-15

This note bears interest at the rate of 2% per annum.

On October 4, 2011 we received short-term financing in the amount of $150,000 under a Promissory Note issued to Dr. Samuel Herschkowitz as follows:

Note Payable To:	Amount	Due Date
Samuel Herschkowitz	$150,000	4-1-12

The balance due under the Note bears interest at the rate of twenty percent (20%) per year.

In addition, in conjunction with the Promissory Note, Dr. Herschkowitz received an equity bonus of 2,054,794 shares of common stock. As security for our obligations under the note, we have pledged in favor of the note holder 8,219,178 shares of common stock. We are currently in default under this note.

At December 31, 2011, total future minimum payments under the Convertible Notes are as follows:

2011	$500,000
2012	282,527
2013	151,250

Total minimum payments	$933,777

Less: Debt discount resulting from warrant and derivative liabilities	(155,916)

Total	$777,861

Current portion of convertible promissory notes	(714,261)

Convertible promissory notes - net of current portion	$63,600

A number of Company’s convertible notes contain embedded derivatives wherein their automatic conversion, which is contingent upon a future equity raise, can accelerate the realization of the expected payout for each note. This feature creates the possibility of a greater than expected return for the note holder and thus a higher than expected liability for the Company. The value of this feature was estimated for each note using the probability expected return method, in which the payout of distinct potential early conversion scenarios was discounted to the present using the expected IRR of the note and compared with the present value of the note if held to maturity. Probabilities were applied to the value of early conversion in each scenario to arrive at a probability weighted value of the early conversion feature.

As of December 31, 2011 and December 31, 2010, the fair value of the derivative liability was $140,706 and $287,547, respectively. The changes in fair value for the three month periods ended December 31, 2011 and December 31, 2010 of $95,909 and $(6,053) respectively, and for the twelve month periods ended December 31, 2011 and December 31, 2010 and the period from January 14, 2008 (date of inception) to December 31, 2011 of $404,051, $(6,081) and $407,347, respectively, have been recorded in the accompanying statements of operations as a component of other income (expense).

10.	commitments and contingencies

Commitments — The Company leases its main office facility and a second facility for research in Sunnyvale, CA under sublease agreements that provide for month-to-month extensions by the Company.

Rent expense for the years ended December 31, 2010 and 2011, and for the period from January 14, 2008 (date of inception) to December 31, 2011, were $81,846, $119,283, and $247,754, respectively.

Effective November 1, 2011 the Company entered into a consulting agreement where the consultant is to receive a stock option for common stock of 500,000 shares, fully vested, to be priced upon the Board of Directors approving such grant

Contingencies — From time to time, the Company may become involved in litigation. On January 6, 2012 the Company was served a summons regarding the filing of a lawsuit (Complaint for Breach of Contract, Specific Performance and Common Counts) against the Company by a former consultant to the Company, Peter Freeman v. Amarantus BioSciences, Inc. The Company intends to defend ourselves vigorously. The Company is unable to predict the likelihood of an unfavorable outcome or estimate its potential liability, if any, and no provision has been made in its financial statements for this matter.

In addition the Company is in default on payment of certain Convertible Notes that were due as of December 6, 2011 and is also late with regard to making payments to various trade account vendors for goods and services received, of which some accounts are currently with collection agencies and could possibly result in lawsuits with the Company.

The Company agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings as follows:

Future financing with proceeds of at least
$1,000,000	$50,000
1,250,000	20,000
1,500,000	26,000
2,000,000	50,000
5,000,000	50,000
6,000,000	20,000

Total	$216,000

The Company incurred various obligations related to the original acquisition of its intellectual property around the time the Company was founded. These transactions are described more fully below in Note 16, including a reference to contingent obligations reflected in the financial statements.

11.	CONVERTIBLE PREFERRED STOCK

The holders of the Series 1 convertible preferred stock (“preferred stock”) have various rights and preferences as follows:

Voting Rights — Each share of preferred stock has voting rights equivalent to the number of shares of common stock into which it is convertible.

Conversion — Each share of preferred stock is convertible by the holder at any time into shares of common stock (subject to adjustment for events of dilution, as defined) at a conversion rate of $0.40 per share. The preferred stock shall automatically be converted into common stock upon the earlier of: (i) an initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933, as amended, covering the offer and sale of the Company’s common stock or (ii) the prior written approval of the holders representing a majority of the outstanding shares of preferred stock, voting as a single class and on an as-converted basis.

Dividends — The holders of the preferred stock are entitled to receive noncumulative dividends, if and when declared by the Board of Directors. No dividends had been declared through December 31, 2010.

Liquidation — In the event of any liquidation, dissolution, or winding-up of the Company, the holders of the preferred stock shall be entitled to receive, prior and in preference to any distribution to the holders of common stock, their respective liquidation amounts. “Liquidation amount” shall mean the original issuance price of a particular share of preferred stock, plus any dividends declared but unpaid thereon. The original per share issuance price of Series 1 preferred stock is $0.40, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. If, upon such liquidation, dissolution, or winding-up of the Company the assets available for distribution to the stockholders shall be insufficient to pay the holders of shares of preferred stock the full liquidation amounts, the holders of preferred stock shall share ratably in any distribution of the assets in proportion to their respective liquidation amounts. After the payment to the holders of preferred stock of their full liquidation amount, any remaining assets were distributed to the holders of common stock in proportion to the number of shares owned by each such stockholder.

Stock Warrants — In 2008, the Company issued warrants resulting in the right to purchase 193,750 shares of Series 1 preferred stock at an exercise price of $0.40 per share to various investors (See Note 6), and recorded the fair value of the warrants at $52,665 at the time of issuance. The warrants were valued using the Black-Scholes option-valuation model with the following assumptions: contractual life of 7 years, volatility of 83.5% to 85.4%, risk-free interest rate of 2.8% to 3.6%, and no expected dividends.

In 2010, the Company issued warrants to various investors to purchase shares of the Company’s equity securities in the Next Equity Financing at an exercise price equal to the price per share received from investors of the Next Equity Financing, and recorded the fair value of the warrants at $3,680 at the time of issuance. The warrants were valued using the Black-Scholes option-valuation model with the following assumptions: contractual life of 7 years, volatility of 84.2% to 84.9%, risk-free interest rate of 1.9% to 2.0%, and no expected dividends.

In 2011, the Company issued warrants to various investors to purchase shares of the Company’s equity securities in the Next Equity Financing at an exercise price equal to the price per share received from investors of the Next Equity Financing or at a specified exercise price of $0.10-$0.20 per share, and recorded the fair value of the warrants at $314,835 at the time of issuance. The warrants were valued using the Black-Scholes option-valuation model with the following assumptions: contractual life of 1 to 7 years, volatility of 62.7% to 77.8%, risk-free interest rate of 0.9% to 2.9%, and no expected dividends.

As of December 31, 2011 and 2010, the fair value of the warrant liability was $283,932 and $4,416, respectively. The changes in fair value for the years ended December 31, 2011 and 2010 and the period from January 14, 2008 (date of inception) to December 31, 2011 of $35,319, $(67,915) and $(14,944), respectively, have been recorded in the accompanying statements of operations as a component of other income (expense). The fair value of the warrants at December 31, 2011 and 2010 were determined using the Black-Scholes model with the following assumptions:

	2010	2011

Annualized volatility	85.20%	62.7%-86.3%
Contractual life (years)	4.2-4.9	0.6 - 6.3
Expected dividends	0%	0%
Risk-free interest rate	2.0% - 2.7%	0.1% - 1.5%

None of the stock warrants have been exercised as of December 31, 2011.

12.	COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorize the Company to issue 250,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends when and if declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. As of December 31, 2011, no dividends had been declared.

Common stock that the Company had reserved for issuance at December 31, 2011, is as follows:

Exercise and conversion of common stock warrants	1,743,056
Stock options outstanding	1,673,797
Stock options available for future grants under the 2010 Stock Plan	1,535,876

Total shares of common stock reserved	4,952,729

As of December 31, 2011 the Company had outstanding $933,777 of convertible note principal. These convertible notes, along with related accrued interest, convert upon the Next Equity Financing as follows:

$12,240 and $41,537 of convertible debt principal have interest at 5% and warrants equivalent to 5% and 20% of the principal balance, respectively.

$500,000 and $230,000 of convertible note principal and related accrued interest convert at two-thirds the price per share of the Next Equity Financing and the $500,000 of convertible note principal have warrants equivalent to 100% of the principal balance and the $230,000 of convertible note principal have no warrants attached..

$60,000 of convertible note principal have interest at 6%, can convert at $0.10 or $0.05 per share at the Next Equity Financing and have no warrants.

The effect of the convertible debt is not included in the above schedule since the number of shares will not be determinable until the Next Equity Financing. (See Note 9)

The effect of the following convertible debt has been included in the above schedule:

$72,000 of convertible note principal have interest at 6%, can convert at $0.20 per share at the Next Equity Financing and warrants equivalent to 100%.

$18,000 of convertible note principal have interest at 6%, can convert at $0.10 per share at the Next Equity Financing and warrants equivalent to 100%.

13.	Stock option plan

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

		Outstanding Options					Outstanding Options
			Weighted-	Weighted-				Weighted-	Weighted-
	Shares		Average	Average		Shares		Average	Average
	Available for	Number of	Exercise	Remaining		Available for	Number of	Exercise	Remaining
	Grant	Shares	Price	Contractual Term		Grant	Shares	Price	Contractual Term

Balance — January 14, 2008 (date of inception)

Shares added to the plan	980,000					6,085,136

Balance — December 31, 2008	980,000					6,085,136

Balance — December 31, 2009	980,000					6,085,136

Shares added to the plan	750,000					4,656,991

Options granted (weighted-average fair value of $0.0237)	(516,400)	516,400	0.05			(3,206,494)	3,206,494	0.01

Balance — December 31, 2010	1,213,600	516,400	0.05	9.2		7,535,633	3,206,494	0.01	9.2

Shares added to the plan

Options granted (weighted-average fair value of $0.0237)
Employee	(742,500)	742,500	0.05			(4,610,422)	4,610,422	0.01
Non-Employee	(580,000)	580,000	0.05			(3,601,407)	3,601,407	0.01

Cancelled Shares	356,250	(356,250)				2,212,071	(2,212,071)

Options exercised		(1,213,088)					(7,532,454)	0.01

Balance —December 31, 2011	247,350	269,562		8.0		1,535,876	1,673,797		8.0

Options vested —
December 31, 2011					**	5,876,526

Options vested and expected to vest—December 31, 2011					**	7,951,362

Stock-based compensation expense for the years ended December 31, 2011 and 2010, and the period from January 14, 2008 (date of inception) to December 31, 2011, is classified in the statements of operations as follows:

			Period From
	Twelve	Twelve	January 14, 2008
	Months Ended	Months Ended	(Date of Inception)
	December 31,	December 31,	December 31,
	2010	2011	2011

Research and development	$6,559	$533,888	$540,447
General and administrative	18,616	122,364	140,980

Total	$25,175	$656,252	$681,427

At December 31, 2011, there was a total of $36,000 of unrecognized compensation cost — net of estimated forfeitures, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

The fair value of the Company’s stock-based awards during the year ended December 31, 2010, and the period from January 14, 2008 (date of inception) to December 31, 2011, was estimated using the following weighted-average assumptions:

			January 14, 2008
			(Date of Inception)
			to December 31,
	2010	2011	2011

Weighted-average volatility	83.3%	71.0%	80.2%
Weighted-average expected term (years)	5	5	5
Expected dividends	None	None	None
Risk-free interest rate	2.6%	2.3%	2.5%

14.	INCOME TAXES

The reported amount of income tax expense attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below:

	Year Ended December 31,
	2010	2011	Period from January 14, 2008 (date of inception) to December 31, 2011
Federal tax expense (benefit) at statutory rate	(410,571)	(1,509,635)	(2,162,589)
State tax expense (benefit) net of federal tax effect	—	—	—
R&D Credit	(18,233)	(31,874)	(54,350)
Non-deductible expenses	26,820	(149,514)	(131,482)
Change in Valuation Allowance	401,983	1,664,730	2,322,129
Other		26,292	26,292

Total tax expense	$(0)	$(0)	$0

The significant components of deferred tax assets are as follows:

	Year Ended December 31,
	2010	2011
Deferred tax assets:
Net operating loss carryforwards	718,229	2,384,038
Tax credit carryforwards	38,078	92,080
Accrued Liabilities	14,474	258,356
Capitalized Start up costs	15,193	15,194
Depreciation	(4,102)	(659)

Gross Deferred Tax Assets	781,872	2,749,009
Valuation Allowance	(781,872)	(2,749,009)
Net Deferred Tax Assets	—	—

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $1,967, 137, $480,442, and $2,749,009 during the years ended December 31, 2011, December 31, 2010 and for the period from January 14, 2008 (date of inception) to December 31, 2011, respectively.

As of December 31, 2011, the Company had net federal and state net operating loss carryforwards of approximately $ 5,985,155 and $ 5,983,216, respectively. These net operating loss carry forwards will begin to expire, if not utilized, beginning in 2028 for both federal and state income tax purposes. The Company also has federal and state research and development credit carryforwards of approximately $ 54,349 and $ 57,168, respectively. The federal credits will expire if not utilized beginning in 2029. The California credits do not expire.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the use of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company’s ability to use net operating losses and credit carry forwards may be significantly limited in the future as a result of such an ownership change.

On January 1, 2009, the Company adopted a newly issued standard of accounting for uncertain tax positions. This standard prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. The cumulative effect of adopting the new standard resulted in no adjustment to retained earnings as of January 1, 2009. No liability related to uncertain tax positions is recorded on the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of tax expense, as necessary.

Tabular Reconciliation of Unrecognized Tax Benefits	12/31/2011
Beginning Balance at January 1, 2010	5,124
Increase/(Decrease) of unrecognized tax benefits taken in prior years	—
Increase/(Decrease) of unrecognized tax benefits related to current year	7,267
Increase/(Decreases) of unrecognized tax benefits related to settlements
Reductions to unrecognized tax benefits related to lapsing statute of limitations
Ending Balance at December 31,2011	12,391

The total amount of unrecognized tax benefits that if recognized, would affect the effective tax rate is $0.

The Company has not incurred any interest or penalties as of December 31, 2011. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is subject to taxation in the US and California. There are no ongoing examinations by taxing authorities at this time.

The Company’s tax years 2008 through 2011 will remain open for examination by the federal and state authorities for 3 and 4 years, respectively, from the date of utilization of any net operating loss credits.

15	segment reporting

The Company operates in one reportable segment. The Company's Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company's operations as a whole and reviews financial information presented on a this basis, for purposes of evaluating financial performance and allocating resources.

16.	Related-Party Transactions

The Company was co-founded in 2008 by Mr. Gerald Commissiong and Dr. John Commissiong under the original name of CNS Protein Therapeutics, Inc. (“CNS”), and changed its name to Amarantus BioSciences, Inc. in 2010. Dr. Commisiong is currently the Chief Scientific Officer, a member of the Board of Directors (appointed in March 2011) and majority shareholder of the Company. Mr. Gerald Commissiong is currently the Chief Operating Officer, a member of the Board of Directors, and a significant shareholder of the Company. Dr. Commissiong also founded Neurotrophics, Inc., a Canadian company, in 2003. In 2007, Neurotrophics established an agreement with EMS Development Group to acquire the intellectual property rights to a protein compound, mesencephalic astrocyte-derived neurotrophic factor (“MANF”), from Prescient Neuropharma Co. MANF was discovered by Dr. Commissiong while working for Prescient in 2002, as a drug candidate with promising therapeutic properties for treatment of syndromes such Parkinson’s Disease.

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

The Company has recorded a total of $287,462 and $222,230 as of December 2010 and 2011, respectively in obligations reflecting this liability in its financial statements. The Company recorded the assumption of the Neurotrophics debts as a distribution in 2008.

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

The Company obtained the services of its Chairman Martin D. Cleary through a consulting agreement. During the years ended December 31, 2010, 2011, and the period from January 14, 2008 (date of inception) to December 31, 2011, consulting services of $200,000, $200,000, and $479,166, respectively are included in the statement of operations. This agreement also includes a change of control clause whereby the Company shall pay Mr. Cleary a bonus of 5% of the gross proceeds to the Company resulting from the change of control. Upon his election and in his sole discretion, and in lieu of the change of control bonus, the Company shall issue to him shares of the Company’s common stock equal to 2.5% of the Company’s fully diluted capitalization as of the date of termination of the agreement.

In March 2012, a former and an existing Board of Director member converted a Convertible Promissory Note in the amount of $21,000, each plus accrued interest. This resulted in 217,280 shares of Common Stock to each party.

17.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were available for issuance. The Company determined that the financial statements were available for issuance on April 17, 2012.

On January 16, 2012 the Company entered into a License Agreement with Power3 Medical Products, Inc (“Power3”) to license the NuroPro diagnostic test for Parkinson's disease to Amarantus BioSciences ( the "License"). As part of the License, Amarantus was granted an option to acquire the Parkinson's Intellectual Property, and a right of first refusal to acquire the entire diagnostic platform for neurodegenerative diseases (collectively the "IP").  This license may have been granted at a time when Power3 did not have the authority to grant a license in some of its intellectual property (IP). On March 15th, 2012 Power3 filed for bankruptcy and the Receiver sold Power3's IP in receivership to NeoGenomics, Inc.  Although this sale may be subject to the avoidance powers of the Chapter 7 Trustee, at this time NeoGenomics has title to certain IP. Amarantus has put NeoGenomics on notice of the licensing agreement entered into with Power3 in order to provide equitable defenses in the event NeoGenomics makes an infringement claim against Amarantus. Amarantus is currently reviewing its legal options with respect to material misrepresentations made by the Executive Officers of Power3 at the time of the Licensing Agreement. Amarantus has also initiated discussions with NeoGenomics to acquire the IP related to the assignment made by the Receiver and expects those discussions to continue throughout the Power3's bankruptcy process. At this point the Company does not know how long the bankruptcy process may take.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2011.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. As of December 31, 2011, we did not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2011.

Name	Age	Office(s) held
Martin D. Cleary	66	Chairman of the Board
Gerald E. Commissiong	30	President and Chief Executive Officer, Director
Dr. John W. Commissiong	68	Chief Scientific Officer, Director
Marc E. Faerber	57	Chief Financial Officer, Treasurer, Secretary
Robert L. Harris	68	Director
Eugene Mancino	55	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Martin D. Cleary. Mr. Cleary has served as the President, Chief Executive Officer, and Chairman of the Board of Amarantus since August 2009 to October 23, 2011. Mr Cleary continues to serve as Chairman of the Board. In addition, Mr. Cleary has served as the President and CEO of Juvaris BioTherapeutics, Inc. since 2003. Mr. Cleary is the founder of Juvaris BioTherapeutics, Inc., a company that was pursuing new technology in the area of immunotherapeutic vaccine design and efficacy. Mr. Cleary also serves as Chairman of the Audit Committee and a Board Member of Electrical Optical Systems (NASDQ: MELA). Mr. Cleary holds a B.S. degree from Rutgers University with majors in Accounting and Economics. He also holds a Certificate in International Business from Columbia University. Mr. Cleary is an experienced health care and biotech industry executive with experience in both established and early stage companies. His background also includes broad-based general management and experience in building organizations.

Gerald E. Commissiong. Mr. Commissiong has served as the Chief Operating Officer and a Director of Amanrantus since April of 2011. On October 23, 2011, Mr. Commissiong was appointed to serve as President and Chief Executive Officer. Mr. Commissiong was the co-founder and original President and CEO of Amarantus, which was formerly known as CNS Protein Therapeutics, Inc. Mr. Commissiong has been critical to the development of Amarantus since its founding in 2008. He was instrumental in sourcing the seed funding for the company in 2008, assisted in developing a strategic corporate development pathway that involved the recruitment of relevant expertise, identification of appropriate development strategy, liaising with expertise to define development pathway, creation of a technological mitigation strategy and the identification of appropriate funding partners with a strategic interest in the Company’s technology. Mr. Commissiong also recruited senior executives to the Board of Directors to guide the company’s growth and generated its official marketing materials, including investor brochures, corporate handouts, email newsletters and other materials necessary to raise awareness of the company. Prior to co-founding Amarantus, Mr. Commissiong played professional football for the Calgary Stampeders of the Canadian Football League. Mr. Commissiong holds a B.S. degree in Management Science and Engineering with a focus Financial Decisions from Stanford University.

Dr. John W. Commissiong.  Dr. Commissiong has served as the Chief Scientific Officer and a Director of Amarantus since co-founding the company in 2008.  From 2000 through 2008 Dr. Commissiong served as the CSO of Neurotrophics Inc & Prescient Neuropharma Inc. Dr. Commissiong has been focused on the discovery of novel neurotrophic factors for the treatment of neurodegenerative diseases as well as understanding the fundamental underlying biology of protoplasmic type-1 astrocytes that secrete neurotrophic factors. He was Chief of the Neural Transplantation Unit, NINDS-NIH, from 1989-94 where his research focused on identifying therapeutic approaches to spinal cord injury. Dr. Commissiong was Head of the Neurotrophic Factors Group, NINDS-NIH, from 1994-97 where he focused on developing technologies to systematically identify novel neurotrophic factors with applications for specific Central Nervous System disorders. He co-founded Prescient Neuropharma in 1999, and discovered MANF in 2003. MANF is currently in preclinical development for the treatment of Parkinson's disease.  The work pioneered by Dr. Commissiong has led to significant advancements in the field of astrocyte-neuron biology. Dr. Commissiong believes that a fundamental understanding of astrocyte-neuron interactions in the Central Nervous System will lead to a new generation of therapies to treat brain-related disorders.

Dr. Commissiong did his Postdoctoral work in the Lab Preclin Pharmac, NIMH-NIH, concentrating on the application of quadrupole mass spectrometry in the analysis of neurotransmitters. He holds a Ph.D. in Neurophysiology from the University of Southampton, an M.Sc. in Biochemical Pharmacology from the University of Southampton, and a B.S. in Biology and Chemistry from the University of the West Indies.

Marc E. Faerber.  Mr. Faerber has served as the Chief Financial Officer of Amarantus since May 2009. In addition, Mr. Faerber has worked as an independent business and financial advisor since 2001 to the present.  In that capacity, he provides financial, business and strategic advisory services to various startup entities, including medical device, biotechnology, software and alternative energy related companies.  His services and experience include facilitating startups in establishing appropriate internal controls, developing administrative procedural processes, writing and critiquing business plans and strategies, preparation of company presentations, short term financial operating plans, and long term strategic financial planning, assisting organizations with seeking financing and rendering advice in various negotiations related to merger and acquisitions, distribution rights, technology licensing and other business structural issues, and review and implementation of internal control structures in support of Sarbanes Oxley compliance.  Mr. Faerber is a licensed CPA (Inactive) in California and was a Certified Valuation Analyst from 2004 through 2007.  He holds a B.S. in Business Administration from Providence College and has done  course work towards a M.S. in Taxation at Golden Gate University.

Robert L. Harris. Mr. Harris has served as a member of the Board of Directors of Amarantus since December 2010. Harris is a retired vice president of Environmental, Health, Safety, Technical and Land Services at Pacific Gas and Electric Company. where he worked from September 1972 to January 2007. He graduated from San Francisco State University in 1965 and received his Juris Doctor degree from the University Of California School of Law at Berkeley (Boalt Hall) in 1972. He was admitted to the California State Bar in December 1972 and argued and won a case in the United States Supreme Court in 1985. Harris also completed the Harvard Graduate School of Business Advanced Management Program and the Management Development Program at Duke University's School of Business. For five years, Harris was selected by Ebony magazine as one of the "100 Most Influential Blacks in America" (1980, 1992, 1993, 1994 and 1995).

Eugene Mancino. Mr. Mancino has been a member of the Board of Directors of Amarantus since September 2009. Mr. Mancino has successfully concluded a broad range of search assignments exclusively in the life sciences industry since 1979. His clients have included international pharmaceutical corporations as well as emerging biotechnology companies. Mr. Mancino is qualified to advise both development stage and fully integrated biopharma companies with respect to operational management, strategic leadership and corporate governance. Mr. Mancino’s corporate development and investment network is well established in the industry. Gene is a founding partner in the life sciences search firm of Mancino Burfield Edgerton where his practice specialty is executive management, including Board Directors, Chief Executive Officer, President, Chief Operating Officer, Chief Business Officer, VP’s of Business Development, Sales & Marketing and Clinical/Medical Affairs.

On October 17, 2011, Mr. Arnold Grisham resigned from the Board of Directors. There were no known disagreements with Mr. Grisham or any matter relating to our operations, policies, or practices.

Term of Office

Our bylaws authorize no less than one (1) and no more than twelve (12) directors. We currently have five directors. Pursuant to the terms of the Merger Agreement, Martin D. Cleary, Chairman, together with Dr. John W. Commissiong, Gerald E. Commissiong, Arnold T. Grisham (resigned October 17, 2011), Robert L. Harris, and Eugene Mancino, who prior to the Merger were the directors of Amarantus, were appointed as our directors.

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers, except that two of our officers and directors, Dr. John Commissiong and Gerald Commissiong, are father and son.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Our Board of Directors, which performs the functions of an audit committee, currently has one member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K, Mr. Cleary. Marc Faerber, our CFO, Secretary, and Treasurer, attends all meetings of the Board of Directors, including those meetings at which the board is performing those functions which would generally be performed by an audit committee. Mr. Faerber is a licensed CPA (Inactive) in California. Mr Faerber is experienced in facilitating startups in establishing appropriate internal controls, developing administrative procedural processes, and review and implementation of internal control structures in support of Sarbanes Oxley compliance. Mr. Faerber is technically proficient concerning GAAP, SEC and IRS rules and reporting, and in addressing internal control issues and assuring SOX compliance.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

· The appropriate size of our Board of Directors;

· Our needs with respect to the particular talents and experience of our directors;

· The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

· Experience in political affairs;

· Experience with accounting rules and practices; and

· The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our current compensation system consists of a combination of cash compensation and stock option and purchase agreements which allow our executive officers and directors to purchase common stock at set prices.

The services of our Chairman of the Board, Martin D. Cleary, are provided under the terms of an Executive Services Agreement dated August 10, 2009 and amended February 8, 2011. Under the agreement with Mr. Cleary, as amended, Mr. Cleary currently receives compensation in the amount of $16,666.66 per month. For a short period of time in 2011 Mr. Cleary was receiving a salary of $7,000 per month from the Company and accruing $9,666.66 per month in consulting fees in order to allow the Company to continue to focus more of its capital resources on its ongoing business endeavors. This Executive Services Agreement also includes a change of control clause whereby we shall pay Mr. Cleary a bonus of 5% of the gross proceeds to us resulting from a change of control. Upon his election and in his sole discretion, and in lieu of the change of control bonus, we shall issue to him shares of common stock equal to 2.5% of our fully diluted capitalization as of the date of termination of the agreement. The goal of these arrangements is to provide, within the constraints of our limited financial resources, a monthly cash compensation commensurate with Mr. Cleary’s executive experience, qualifications, and reputation. The change in control provisions are designed to reward Mr. Cleary in the event of a change in control transaction which brings value to the company and its shareholders in a manner that is linked to the total value realized in the transaction.

Our President and Chief Executive Officer, Gerald Commissiong, was receiving a monthly salary of $6,000 for a short period in 2011. Our Chief Scientific Officer, Dr. John Commissiong, was receiving a monthly salary of $6,000 for a short period in 2011. Our Chief Financial Officer, Marc Faerber, was receiving s a monthly salary of $5,000 for a short period of tume in 2011, plus consulting fees of $135 per hour for services provided. The goal of these arrangements is to provide the officers principally responsible for our scientific research and daily operations such compensation for their time and efforts as is appropriate in light of our currently limited capital resources and relatively early stage of business development. All of the executive officers received reasonable and customary health benefits through a health benefits plan administered by Trinet during 2011. As of January 2012, these benefits ceased.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers. Our officers and certain consultants receive stock options at the discretion of the Board of Directors, either through our 2008 Stock Plan or otherwise at the discretion of our board of directors.

Each of our executive officers and directors has been granted one or more Stock Option Agreements under the 2008 Stock Plan under which they have the right to acquire a certain number of shares of our common stock at a set price, which is typically $0.0236 per share (older stock options have an exercise price of $0.008 per share). These options vest at a rate of either 1/12 or 1/24 of the purchasable shares for each month of continuous service by the officer or director following the date of the agreement. The goal of these agreements is two-fold: (1) to provide our officers and directors with an incentive to remain in service to the company and to continuously aid in its growth and development, and (2) to provide an incentive to work over a period of time to increase the total value of the company to its investors and shareholders.

Our four named executive officers were each also issued Restricted Stock Purchase Agreements under the 2008 Stock Plan under which they have the right to acquire a certain number of shares of our common stock at a set price of $0.0236 per share. Shares purchased under these agreements are subject to a “repurchase right” under which , at any time during the 90 days following the individual’s departure from the company, w e have the right to repurchase some or all of the shares at the original purchase price paid by the individual. Under these agreements, 25% of the shares “vest” free of the repurchase right on the date of the agreement, with the remaining 75% of the shares “vesting” free of the repurchase right in equal increments over the 36 months following the date of the agreement. The goals of these agreements are similar to those of the Stock Option Agreements, but with a greater emphasis placed on incentivizing longevity of service on the part of our four named executive officers.

Our plans with regard to executive stock options and similar arrangements are currently under review by the Board of Directors in light of our becoming a public company. We may consider additional options issues and/or the adoption of a new stock option plan during the current fiscal year.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin D. Cleary, Chairman of the Board	2011 2010 2009	200,000 200,000 79,167	- - -	- - -	44,136 3,750 -	- - -	- - -	- - -	244,136 203,750 79,167
Gerald E. Commissiong, President and Chief Executive Officer, Director	2011 2010 2009	24,758 45,000 -	- - -	-- - -	36,750 - -	-- - -	- - -	- - -	61,508 45,000 -
Dr. John W. Commissiong, Chief Scientific Officer, Director	2011 2010 2009	24,758 48,829 -	-- - -	- - -	24,623 - -	- - -	- - -	- - -	49,381 48,829 -
Marc Faerber, Chief Financial Officer, Treasurer, Secretary	2011 2010 2009	178,465 85,660 17,739	- - -	- - -	22,074 1,250 -	- - -	- - -	- - -	200,539 86,910 17,739
Richard Douglas, former sole officer and director	2011 2010 2009	- - -	- - -	- - -	- - -	- - -	- - -	-- - -	- - -

Narrative Disclosure to the Summary Compensation Table

During the fiscal year ended December 31, 2011, our named executive officers each received cash compensation as detailed above. In addition, our Chairman, President and CEO, CSO and our CFO were each issued Stock Option Agreements under the 2008 Stock Plan. On February 2, 2011 our Chairman was issued a Restricted Stock Purchase Agreement under which he was granted the right to acquire 1,397,097 shares of our common stock and on April 10, 2011 he was issued a Stock Option Agreement to acquire 465,699 shares of our common stock, On February 2, 2011 our President and CEO was issued a Stock Option Agreement under which he was granted the right to acquire 931,398 shares of our common stock and on April 10, 2011 he was issued a Stock Option Agreement to acquire 620,932 shares of our common stock. Also on February 2, 2011 our CSO was issued a Stock Option Agreement under which he was granted the right to acquire 1,040,061 shares of our common stock and our CFO was issued a Restricted Stock Purchase Agreement under which he was granted the right to acquire 931,398 shares of our common stock. All grants had an exercise price of $0.0237 per share and were fully vested as of the date of the merger.

During the fiscal year ended December 31, 2010, our named executive officers each received cash compensation as detailed above. In addition, our Chairman and CFO were each issued Stock Option Agreements under the 2008 Stock Plan. On March 23, 2010, our Chairman was issued a Stock Option Agreement under which he was granted the right to acquire 165,699 shares of our common stock at an exercise price of $0.0081 per share. These options vest at a rate of either 1/12 of the purchasable shares for each month of continuous service by Mr. Cleary following the date of the agreement. On March 23, 2010, our CFO was issued a Stock Option Agreement under the 2008 Stock Plan under which he was granted the right to acquire 155,237 shares of our common stock at an exercise price of $0.0081 per share. These options vest at a rate of 1/12 of the purchasable shares for each month of continuous service by Mr. Faerber following the date of the agreement.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested(#)
Martin D. Cleary, Chairman of the Board	-	-	-	-	-	-	-	-	-
Gerald E. Commissiong, President and Chief Executive Officer, Director	269,329	-	-	$0.0237	4/10/21	-	-	-	-
Dr. John W. Commissiong, Chief Scientific Officer, Director	131,557	-	-	$0.0237	4/10/21	-	-	-	-
Marc E. Faerber, Chief Financial Officer, Treasurer, Secretary	-	-	-	-	-	-	-	-	-
Richard Douglas, former sole officer and director	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of_December 31, 2011.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin D. Cleary	-	-	44,136	-	-	-	44,136
Gerald E. Commissiong	-	-	36,750	-	-	-	36,750
Dr. John W. Commissiong	-	-	24,623	-	-	-	24,623
Arnold T. Grisham, former director of Amarantus	26,500	-	7,358	-	-	-	33,858
Robert L. Harris	31,000	-	7,358	-	-	-	38,358
Eugene Mancino	30,000	-	7,358	-	-	-	37,358
Kenneth Colemman, former director of Amarantus	5,000	-	-	-	-	-	5,000
Richard Douglas, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

Generally, our named executive officers who are also directors do not receive separate compensation for their service on the board. The stock option awards to Mr. Cleary , Mr. Commissiong and Dr. Commissiong reflects the option award discussed above with regard to their services as CEO excutives to the Company. In 2011, director Arnold Grisham, who resigned from our board October 17, 2011, received cash compensation of $26,000, together with a stock option grant for 310,466 shares of common stock at $0.0237 per share, vesting over 12 months; Robert Harris received cash compensation of $31,000, together with a stock option grant for 310,466 shares of common stock at $0.0237 per share, vesting over 12 months; Eugene Mancino received cash compensation of $30,000, together with a stock option grant for 310,466shares of common stock at $0.0237 per share, vesting over 12 months; and Kenneth Coleman, who resigned from our board in early 2011, received $5,000 in cash compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of Stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 103,414,150 shares of Common Stock issued and outstanding as of April 17, 2012.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Martin D. Cleary 320 Pheasant Run Drive Danville, CA 94506	2,328,500(2)	2.25%
Common Stock	Gerald E. Commissiong 190 Ryland St., #1223 San Jose, CA 95110	7,709,885(3)	7.46%
Common Stock	Dr. John W. Commissiong 1269 Lakeside Dr., #1103 Sunnyvale, CA 94085	19,846,925(4)	19.19%
Common Stock	Marc Faerber 6132 Crater Lake Court Pleasanton, CA 94588	1,086,625(5)	1.05%
Common Stock	Robert L. Harris 4082 Sequoyah Road Oakland, CA 94605	1,337,332	1.29%
Common Stock	Eugene Mancino 111 West Street Belle Mead , NJ 08502	620,695	0.60%
Total of All Current Directors and Officers:		32,929,962	31.84%

Other more than 5% Beneficial Owners
Common Stock	Patrick W. Hopper 3800 Howard Hughes Pkwy. Ste. 800 Las Vegas, NV 89169	7,761,650	7.51%
Common Stock	Samuel Herschkowitz 122 Willow St. Brooklyn, NY 11201	10,273,972	9.93%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	The total for Mr. Cleary includes 640,396 shares acquired under a Restricted Stock Purchase Agreement which currently may be re-purchased by the company at the original purchase price at any time during the 90 days following Mr. Cleary’s departure from the company.
(3)	The total for Mr. Gerald Commissiong includes 859,523 shares acquired under a Restricted Stock Purchase Agreement which currently may be re-purchased by the company at the original purchase price at any time during the 90 days following Mr. Commissiong’s departure from the company. In addition, the total for Mr. Commissiong includes 269,329 shares which he has the option to acquire within the next 60 days at a price of $0.0237 per share.
(4)	The total for Mr. John Commissiong includes 959,801 shares acquired under a Restricted Stock Purchase Agreement which currently may be re-purchased by the company at the original purchase price at any time during the 90 days following Mr. Commissiong’s departure from the company.
(5)	The total for Mr. Faerber includes 426,891 shares acquired under a Restricted Stock Purchase Agreement which currently may be re-purchased by the company at the original purchase price at any time during the 90 days following Mr. Faerber’s departure from the company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

With the exception of the Merger, and except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

  The services of our Chairman of the Board, Martin D. Cleary, are provided under the terms of an Executive Services Agreement dated August 10, 2009 and amended February 8, 2011.
  In connection with certain liabilities incurred in connection with our March 5, 2008 acquisition of the intellectual property rights to the MANF protein compound, we have an Promissory Note issued as follows:

Note Payable To:	Amount	Due Date
Neurotrophics, Inc.	$222,083	3-5-15

Dr. John Commissiong, our CSO and a Director, also founded Neurotrophics, Inc., a Canadian company, in 2003. Gerald Commissiong is our COO and a Director. Further information regarding these liabilities is contained in Note 12 to our financial statements.

3.	At a meeting held October 26, 2010, our board of directors approved royalty rights for our founders, Gerald Commissiong and John Commissiong, under which they will receive a 2.5% (1.25% each for Gerald Commissiong and John Commissiong) royalty from the gross commercial revenue of patents derived from the our proprietary PhenoGuard platform technology, including patents associated with the MANF Protein and related gene.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Robert L. Harris and Eugene Mancino are our independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$28,225	$0	$0	$0
2010	$18,000	$0	$0	$3,000

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as Amended (1)
3.2	Certificate of Amendment to Certificate of Incorporation (5)
3.3	Bylaws(1)
10.1	Senior Secured Convertible Promissory Note Agreement(1)
10.2	Second Amendment to Senior Secured Convertible Promissory Note Agreement(1)
10.3	Convertible Promissory Note Agreement as Amended March 23, 2011(1)
10.4	Note and Warrant Purchase Agreement – Molecular Medicine Research Institute(1)
10.5	Sponsored Research Agreement(1)
10.6	Note and Warrant Purchase Agreement – The Parkinson’s Institute(1)
10.7	Promissory Note – Neurotrophics, Inc. (1)
10.8	Intellectual Property Assignment(1)
10.9	Data Transfer Agreement(1)
10.10	Consulting Agreement with Keelin Reeds Partners(1)
10.11	Executive Services Agreement, as Amended(1)
10.12	Sublease(1)
10.13	MJFF Research Grant Terms and Conditions(1)
10.14	2008 Stock Plan(1)
10.15	Letter of Agreement with Argot Partners, LLC(1)
10.16	Letter Agreement regarding Intellectual Properties Licensing and Collaboration Arrangements – Generex Biotechnology Corp.(2)
10.17	Assignment and Assumption Agreement – Juvaris BioTherapeutics, Inc.(3)
10.18	Consent to Assignment – Juvaris BioTherapeutics, Inc. (3)
10.19	Lease Agreement, as amended – Juvaris BioTherapeutics, Inc. (3)
10.20	Note Purchase Agreement – Samuel Herschkowitz (4)
10.21	Promissory Note – Samuel Herschkowitz(4)
10.22	Letter Agreement regarding Pledged Shares – Samuel Herschkowitz(4)
10.23	Investment Agreement – Centurion Private Equity, Inc. (6)
10.24	Registration Rights Agreement – Centurion Private Equity, Inc. (6)
10.25	Exclusive License Agreement – Power 3 Medical Products, Inc.(7)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current Report on Form 8-K/A filed June 3, 2011
(2)	Incorporated by reference to Current Report on Form 8-K filed June 3, 2011
(3)	Incorporated by reference to Current Report on Form 8-K filed June 16, 2011
(4)	Incorporated by reference to Current Report on Form 8-K filed October 11, 2011
(5)	Incorporated by reference to Current Report on Form 8-K filed October 14, 2011
(6)	Incorporated by reference to Current Report on Form 8-K filed October 17, 2011
(7)	Incorporated by reference to Current Report on Form 8-K filed January 30, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amarantus BioSciences, Inc.

By:	/s/ Gerald Commissiong
Gerald Commissiong
Title:	President, CEO, and Director
Date:	April 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gerald Commissiong
Gerald Commissiong
Title:	President, CEO, and Director
Date:	April 20, 2012

By:	/s/ Marc E. Faerber
Marc E. Faerber
Title:	CFO
Date:	April 20, 2012

By:	/s/ John Commissiong
John Commissiong
Title:	CSO and Director
Date:	April 20, 2012

By:	/s/ Martin D. Cleary
Martin D. Cleary
Title:	Chairman of the Board and Director
Date:	April 20, 2012

By:	/s/ Robert L. Harris
Robert L. Harris
Title:	Director
Date:	April 20, 2012

By:	/s/ Eugene Mancino
Eugene Mancino
Title:	Director
Date:	April 20, 2012

