Form 10-Q
period 2012-03-31
Amarantus BioSciences, Inc.
filed 2012-05-21
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 107,369,582 common shares as of May 15, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011 and for the period from January 14, 2008 (Date of Inception) to March 31, 2012 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and for the period from January 14, 2008 (Date of Inception) to March 31, 2012 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012 (Unaudited)	December 31, 2011 (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$148	$870
Prepaid expenses and other current assets	331,366	335,498

Total current assets	313,514	336,368

PROPERTY AND EQUIPMENT - Net	15,485	18,389
OTHER ASSETS	419,643	—

TOTAL	$766,642	$354,757

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,994,522	$2,052,764
Accrued liabilities	110,301	77,208
Related Party liabilities	222,230	222,230
Note payable	150,000	150,000
Current portion of warrant liability	267,914	281,143
Current portion of derivative liability	4,901	45,180
Current portion of convertible promissory notes	1,049,059	714,261

Total current liabilities	3,798,927	3,542,786

STOCK WARRANT LIABILITY	1,163	2,788

DERIVATIVE LIABILITY – Net of current portion	68,106	95,526

CONVERTIBLE PROMISSORY NOTES - Net of current portion	67,792	63,600

Total liabilities	3,935,988	3,704,700

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value - authorized, 250,000,000 shares; issued and outstanding, 80,936,592 shares at December 31, 2011 and 95,188,519 shares at March 31, 2012	95,189	80,937
Additional paid-in capital	4,824,354	3,295,549
Deficit accumulated during the development stage	(8,088,889)	(6,726,429)

Total stockholders’ deficit	(3,169,347)	(3,349,943)

TOTAL	$766,642	$354,757

See notes to financial statements

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO MARCH 31, 2012

	Three Months Ended	Three Months Ended	(Date of Inception)
	March 31, 2012 (Unaudited)	March 31, 2011 (Unaudited)	to March 31, 2012 (Unaudited)

NET REVENUES	$—	$178,308	$415,996

OPERATING EXPENSES:
Research and development	80,916	243,070	1,673,923
General and administrative	1,289,849	412,593	5,747,076

Total costs and expenses	1,370,765	655,663	7,420,999

LOSS FROM OPERATIONS	(1,370,765)	(477,355)	(7,005,003)

INTEREST & OTHER INCOME (EXPENSE)
Interest Expense	(72,215)	(63,868)	(1,283,390)
Other Income (Expense)			87,685
Change in fair value of warrant & derivatives liabilities	80,520	38,045	477,688

Total interest & other income (Expense)	8,305	(25,823)	(718,017)

NET (LOSS)	$(1,362,460)	$(503,178)	$(7,723,020)

NET (LOSS) PER SHARE, BASIC	$(0.02)	$(0.02)

COMMON SHARES OUTSTANDING - BASIC	84,094,163	24,961,474

See notes to financial statements

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO MARCH 31, 2012 (Unaudited)

			Period From
			January 14, 2008
	Three Months Ended	Three Months Ended	(Date of Inception)
	March 31, 2012 (Unaudited)	March 31, 2011 (Unaudited)	to March 31, 2012 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,362,460)	$(503,178)	$(7,723,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,904	7,124	28,658
Gain on disposal of equipment	—	—	(3,750)
Stock-based compensation	933,569	55,063	1,614,996
Non-cash interest expense related to warrants and derivatives	37,002	—	800,318
Non-cash interest expense related to convertible notes	2,620	—	2,620
Change in fair value of warrant and derivative liabilities	(80,520)	12,340	(472,922)
Gain on settlement of convertible note and warrants	—	—	(137,632)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,132	(29,356)	(331,366)
Accounts payable	256,188	318,026	2,462,729
Accrued liabilities	33,093	26,312	150,644
Related party liabilities	—	—	(143,640)

Net cash used in operating activities	(173,472)	(113,669)	(3,752,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(7,210)	(40,392)

Net cash used in investing activities	—	(7,210)	(40,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	172,750	85,514	1,430,298
Repayment of borrowings	—	—	(100,000)
Proceeds from issuance of common stock	—	—	1,797,941
Proceeds from issuance of stock options	—	—	200,818
Proceeds from issuance of convertible preferred stock	—	—	540,000
Costs of financings	—	—	(76,187)
Proceeds from sale of warrant	—	—	35

Net cash provided by financing activities	172,750	85,514	3,792,905

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(722)	(35,365)	148

CASH AND CASH EQUIVALENTS - Beginning of period	870	47,521	—

CASH AND CASH EQUIVALENTS - End of period	$148	$12,156	$148

NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of convertible promissory notes for preferred stock	$—	$—	$195,342

Issuance of warrants to investors	$—	$—	$371,180

Bifurcation of derivatives embedded in convertible notes	$—	$—	$548,083

Stock warrants reclassified from liabilities to equity	$2,032	$—	$39,142

Issuance of convertible notes in lieu of payment of payable	$259,988	$—	$413,765

Dividend to founder for assumption of debts	$—	$—	$365,870

  See notes to financial statements

AMARANTUS BIOSCIENCES, Inc.

NOTES TO FINANCIAL STATEMENTS

1.	General

Amarantus BioSciences, Inc. (the “Company”) was incorporated on January 14, 2008 in the state of Delaware. The Company is a development stage biopharmaceutical drug development company dedicated to sourcing high-potential therapeutic platform technologies and aligning their development with complementary clinical-stage compounds to reduce overall enterprise risk. Through March 31, 2012, the Company has been primarily engaged in biotechnology research and development and raising capital.

2.	Development Stage and Going Concern

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of March 31, 2012, as defined by the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. As of March 31, 2012, the Company has been funded by equity and debt financings. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of March 31, 2012, the Company had cash and cash equivalents of $148. During the three months ended March 31, 2012, the Company incurred a net loss of $1,362,460 and had negative cash flows from operating activities of $173,472. In addition, the Company had an accumulated deficit of $8,088,889 at March 31, 2012. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt or equity financings. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and equipment at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31,	December 31,
	2012	2011
Equipment	$34,851	$34,851
Computer equipment	3,179	3,179
Furniture and fixtures	2,363	2,363
	40,393	40,393
Less accumulated depreciation	(24,907)	(22,004)
Property and equipment - net	$15,485	$18,389

	March 31,	March 31,
	2012	2011
Depreciation Expense:
Three months ended	$2,904	$2,965
Inception to Date	28,658
F-5

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

To date, the Company has only received research grant revenue and contract revenue. Research grant revenue and contract revenue is recognized as the Company provides the services stipulated in the underlying agreement based on the time and expenditures incurred, and all milestones required in the agreement have been met.  Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided and the milestones are met.  The Company received and recognized total research grant revenue of $-0- and $178,308 in the three months ended March 31, 2012 and 2011, respectively, as the Company incurred all of the qualifying expenses and all applicable milestones were met. See Note 5 to the financial statements for further information on the research grant revenue received and recognized to date.

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

Net income (loss) per share attributable to Amarantus common stockholders

Basic net income (loss) per share attributable to Amarantus common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. In accordance with FASB ASC 260, because there was a net loss for the period, zero incremental shares were included for diluted earnings per share because the effect would be anti-dilutive ..

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
F-8

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

In April 2010, the Company was awarded a grant from the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”). Pursuant to the MJFF grant, the Company performed research related to comparison and analysis of certain genes in rodent models of Parkinson’s disease. The grant provided for the reimbursement of expenses as incurred up to a maximum of $370,716, payable in two installments with targeted payments in April 2010 and October 2010, and it established two milestones. During the three months ended March 31, 2011, the Company achieved certain milestones and received payment and recorded revenue of $178,308. To date, through March 31, 2012, the Company has received a total of $370,716 from the MJFF.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 3	Total
Warrant Liability			$269,077	$269,077
Derivative Liability			73,007	73,007
Total	$—	$—	$342,084	$342,084

Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Total
Warrant Liability			$283,931	$283,931
Derivative Liability			140,706	140,706
Total	$—	$—	$424,637	$424,637

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liability mentioned above for the year ended December 31, 2011, for the period ended March 31, 2012 and for the period from January 14, 2008 (date of inception) to March 31, 2012:

	Warrant	Derivative
	Liability	Liability	Total
January 14, 2008 (date of inception)	$-	$-	$-
Issuance of warrants	52,665		52,665
Issuance of convertible notes		9,377	9,377
Changes in fair value	(15,960)	(4,402)	(20,362)

December 31, 2008	36,705	4,975	41,680
Changes in fair value	(1,692)	(4,975)	(6,667)

December 31, 2009	35,013	0	35,013
Issuance of warrants	3,680		3,680
Issuance of convertibles notes		281,466	281,466
Reclassification of warrants to equity	(37,110)		(37,110)
Cancellation of warrants	(65,082)		(65,082)
Changes in fair value	67,915	6,081	73,996

December 31, 2010	$4,416	$287,547	$291,963
Issuance of warrants	314,835		314,835
Issuance of convertible notes		257,210	257,210
Changes in fair value	(35,320)	(404,051)	(439,371)

December 31, 2011	$283,931	$140,706	$424,637
Issuance of warrants
Issuance of convertible notes
Changes in fair value	(12,822)	(67,698)	(80,520)
Reclassification of warrants to equity	(2,032)		(2,032)

March 31, 2012	$269,077	$73,008	$342,085

The valuation of the convertible stock warrant liability is discussed in Note 8.

7.	Accrued Liabilities

Accrued liabilities at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31,	December 31,
	2012	2011
Accrued compensation and related benefits	$18,746	$18,746
Accrued interest	91,555	58,462

Total	$110,301	$77,208

8.	Convertible Promissory Notes and derivative liability

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

Principal and interest, accrued at the rate of 5% per annum, are due and payable on December 6, 2011, unless earlier converted into equity securities of the company. Principal and unpaid accrued interest shall be converted, at the option of the holder, into equity securities of the company at the closing of our next equity financing in which gross aggregate proceeds to the Company exceed $1,750,000 and the Company registers its stock for sale pursuant to the Securities and Exchange Act of 1934. The conversion price shall be equal to one-third of the price per share of this financing. If this financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted, at the option of the holders of a majority of the aggregate principal amount of the senior secured convertible promissory notes, into common stock of the Company. These notes were formerly secured by collateral consisting of substantially all assets of the company. Under the May 20, 2011 amendment to the Senior Secured Convertible Promissory Note Agreement, this security interest was terminated. Under the terms of the agreement as amended, we may not incur any indebtedness for borrowed money except pursuant to an agreement that provides that repayment of such indebtedness will be subordinated to repayment of the Notes. In addition, we may not encumber any of our property during such time as the Notes remain due and owing. As provided in the amendment the note holders have warrant coverage equal to 100% of the note principal at an exercise price equal to 100% of that to outside investors in the closing of the next equity financing of $1,175,000, but not to be less than $0.60 per share. The warrants expire five years from the date of the next equity financing closing. We are currently in default on these notes. See footnote 9 Commitments and Contingencies for further information.

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

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $90,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.10 or $0.20 per share. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors at the equivalent to 100% of the principal amount of the notes divided by the respective price per share of the stock which the principal of the note converts at. The warrants expire one year from the date of the note. During the three months ended March 31, 2012, $67,000 of these convertible notes converted to Company Common shares.

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Conversion Date
$21,000	7-28-11	1-24-12	$21,000	February 2012
$21,000	7-28-11	1-24-12	$21,000	February 2012
$10,000	8-16-11	2-12-12	$10,000	February 2012
$20,000	8-18-11	2-14-12
$5,000	9-6-11	3-4-12	$5,000	February 2012
$5,000	9-9-11	3-7-12	$5,000	February 2012
$3,000	9-26-11	3-24-12
$5,000	11-2-11	4-30-12	$5,000	February 2012

During the period October, 2011 through March 31, 2012, the Company issued convertible promissory notes to various investors for aggregate proceeds of $168,750. Principal and interest on these convertible notes, accrue at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.03 or $0.05 per share.

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Conversion Date
$5,000	10-27-11	4-24-12	$5,000	February 2012
$10,000	11-23-11	5-21-12
$30,000	11-30-11	5-28-12	$30,000	February 2012
$10,000	12-8-11	6-5-12	$10,000	February 2012
$5,000	12-14-11	6-11-12	$5,000	February 2012
$5,000	12-30-11	6-27-12	$5,000	February 2012
$100,000	1-17-12	7-15-12
$3,750	2-21-12	8-19-12	$3,750	February 2012

During the three months ended March 31, 2012, the Company issued two convertible promissory notes to one investor totaling $54,500. Principal and interest on these convertible notes accrue at the rate of 8% per annum. The holder of the note can convert the note to common shares of the Company any time after the initial 180 days of the note at a conversion price that is a percentage of an average of the market low over for a certain number days over a greater number of prior number of trading days from the date of notice to convert.

Principal Amount	Issue Date	Maturity Date
$37,500	2-7-12	10-27-12
$17,000	11-23-11	5-21-12

In January, 2012, a vendor convertible their trade account to convertible promissory notes for the amount due them at the time of the note plus future billings, amounting to $244,988. These notes accrue interest at 8.5% and have the option to convert to common stock at any time by the note holder, at a conversion price of $0.11 per share. These notes are payable upon demand.

In March, 2012, a third party acquired some older Company trade payables in exchange for a convertible promissory note in the amount of $15,000, bearing an interest rate of 12% per annum, due September 9, 2012 and convertible at any time by the Holder. Simultaneous with the convertible promissory note transaction the note Holder elected to convert the full note into common shares of the Company at a conversion price of $0.031 per share.

Also in March, 2012, the Company issued a convertible promissory note for $9,500 as part of a unit debt instrument which consisted of a return on investment (“ROI” ) agreement and the convertible promissory note in return for $10,000. The ROI has a redemption value of $10,500 due on demand and the convertible promissory note is for $9,500, non-interest bearing, due September 20, 2012, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading dates from the date of conversion notice

In connection with certain liabilities incurred in connection with our March 5, 2008 acquisition of the intellectual property rights to the MANF protein compound, we have an outstanding Promissory Note issued as follows:

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

In addition, in conjunction with the Promissory Note, Dr. Herschkowitz received an equity bonus of 2,054,794 shares of common stock. As security for our obligations under the note, we have pledged in favor of the note holder 8,219,178 shares of common stock. We are currently in default under this note. In April 2012, a third party acquired the note becoming the new note holder. As part of this transaction the 8,219,178 shares of common stock were returned to the company. Other terms of the new note are being negotiated.

At March 31, 2012, total future minimum payments under the Convertible Notes are as follows:

2012	$1,084,5150
2013	151,250

Total minimum payments	1,235,765

Less: Debt discount resulting from warrant and derivative liabilities	(118,914)

Total	1,116,851

Current portion of convertible promissory notes	(1,049,059)

Convertible promissory notes - net of current portion	$67,792

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

As of March 31, 2012 and December 31, 2011, the fair value of the derivative liability was $73,007 and $140,709, respectively. The changes in fair value for the three month periods ended March 31, 2012 and March 31, 2011 of $67,698 and $ 38,260 respectively, and the period from January 14, 2008 (date of inception) to March 31, 2012 of $479,811 have been recorded in the accompanying statements of operations as a component of other income (expense).

9.	commitments and contingencies

Commitments — The Company leases its main office facility and a second facility for research in Sunnyvale, CA under sublease agreements that provide for month-to-month extensions by the Company.

Rent expense for the three months ended March 31, 2012 and 2011, and for the period from January 14, 2008 (date of inception) to March 31, 2012, were $9,336, $30,452, and $257,090, respectively.

Effective November 1, 2011 the Company entered into a consulting agreement where the consultant is to receive a stock option for common stock of 500,000 shares, fully vested, to be priced upon the Board of Directors approving such grant.

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

The Company’s Certificate of Incorporation, as amended, authorize the Company to issue 250,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends when and if declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. As of March 31, 2012, no dividends had been declared.

Common stock that the Company had reserved for issuance at March 31, 2012, is as follows:

Exercise and conversion of common stock warrants	1,743,056
Stock options outstanding	1,673,797
Stock options available for future grants under the 2008 Stock Plan	1,535,876

Total shares of common stock reserved	4,952,729

As of March 31, 2012 the Company had outstanding $1,235,765 of convertible note principal. These convertible notes, along with related accrued interest, convert upon the Next Equity Financing or at the option of the note holder as follows:

$12,240 and $41,537 of convertible debt principal have interest at 5% and warrants equivalent to 5% and 20% of the principal balance, respectively, and convert upon the next equity financing.

$500,000 and $230,000 of convertible note principal and related accrued interest convert at two-thirds the price per share of the Next Equity Financing and the $500,000 of convertible note principal have warrants equivalent to 100% of the principal balance and the $230,000 of convertible note principal have no warrants attached.

$168,750 of convertible note principal having interest at 6%, can convert at prices ranging from $0.03 to $0.10 per share at anytime at the option of the note holder, and have no warrants. As of March 31, 2012, $68,750 of the principal of this $168,750 convertible debt has converted to common shares.

$72,000 of convertible note principal having interest at 6%, can convert at $0.10 or $0.20 per share at anytime at the option of the note holder and warrants equivalent to 100%. As of March 31, 2012, $42,000 of the principal of this $72,000 convertible debt has converted to common shares.

$18,000 of convertible note principal having interest at 6%, can convert at $0.10 per share at anytime at the option of the note holder, and warrants equivalent to 100%. As of March 31, 2012, $15,000 of the principal of this $18,000 convertible debt has converted to common shares.

$244,988 of convertible note principal, having an interest rate of 8.5%. no warrants, can convert at $0.11 per share at anytime at the option of the note holder.

$54,500 of convertible note principal, having and interest rate of 8-8.5%, no warrants, can convert at 55% of the average of the three lowest trading days of the prior 10 trading days, there is a 180 day waiting period before the holder has the option to convert to common shares.

$9,500 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $10,000. The ROI has a redemption value of $10,500 due on demand and the convertible promissory note is for $9,500, non-interest bearing, due September 20, 2012, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading dates from the date of conversion notice

The common share effect of the convertible debt is not included in the above schedule since the number of shares will not be determinable until the Next Equity Financing. (See Note 8)

The common share effect of the warrants related to the following convertible debt has been included in the above schedule.

During the three months ended March 31, 2012 the Company issued $920,787 worth of common stock to various consultants for services and it paid $54,442 of trade accounts payable with shares of common stock in settlement of the trade debt.

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

		Outstanding Options
			Weighted-	Weighted-
	Shares		Average	Average
	Available for	Number of	Exercise	Remaining
	Grant	Shares	Price	Contractual Term
Balance - January 14, 2008
(date of inception)

Shares added to the plan	6,085,136

Balance - December 31, 2008	6,085,136

Balance - December 31, 2009	6,085,136

Shares added to the plan	4,656,991		0.01

Options granted (weighted average fair values of $0.0237)	(3,206,494)	3,206,494	0.01	9.2

Balance - December 31, 2010	7,535,633	3,206,494	0.01	9.2

Shares added to the plan

Options granted (weighted average fair value of $0.0237)
Employee	(4,610,422)	4,610,422	0.01
Non-Employee	(3,601,407)	3,601,407	0.01

Cancelled Shares	2,212,071	(2,212,071)	0.01

Options exercised		(7,532,454)	0.01

Balance - December 31, 2011	1,535,875	1,673,797

Options vested-
March 31,2012	7,845,933

Options vested and expected to vest-
March 31, 2012	7,951,362
F-19

Stock-based compensation expense for the three month periods ended March 31, 2012 and March 31, 2011, and the period from January 14, 2008 (date of inception) to March 31, 2012, is classified in the statements of operations as follows:

			Period From
	Three	Three	January 14, 2008
	Months Ended	Months Ended	Date of Inception
	March 31,	March 31,	to March 31,
	2012	2011	2012
Research and development	$5,132	$30,135	$547,623
General and administrative	7,650	24,928	146,587

Total	$12,782	$55,063	$694,210

At March 31, 2012, there was a total of $28,178 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

The fair value of the Company’s stock-based awards during the year ended December 31, 2011, and the period from January 14, 2008 (date of inception) to March 31, 2012, was estimated using the following weighted-average assumptions:

			Period From
			January 14, 2008
	Period Ended	Year Ended	(Date of Inception)
	March 31,	December 31,	to March 31,
	2012	2011	2012

Weighted-average volatility	71.0%	71.0%	80.2%
Expected term (in years)	5	5	5
Expected dividends	None	None	None
Risk-free interest rate	1.04%	2.5%	2.5%

12.        segment reporting

The Company operates in one reportable segment. The Company's Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company's operations as a whole and reviews financial information presented on a this basis, for purposes of evaluating financial performance and allocating resources.

13.        Related-Party Transactions

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

14.        SUBSEQUENT EVENTS

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

Principal Products

Our philosophy is to acquire in-license, discover and develop biologics with the potential to address critically important biological pathways involved in human disease. Since our inception, we have been focused on developing MANF as a therapeutic for Parkinson’s disease, and other apoptosis-related disorders. Our business plans are focused in these specific areas:

- Development of MANF to treat Parkinson’s disease

- Development of MANF to treat other apoptosis-related disorders

- Exploration of our PhenoGuard Cell Lines for therapeutic protein discovery

- Evaluation of external drug candidates for potential in-licensure or acquisition

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

Results of Operations For Amarantus Biosciences, Inc. For The Three Months Ended March 31, 2012 and March 31, 2011

During the three months ended March 31, 2012, Amarantus generated no revenue and incurred $1,370,765 in operating expenses, resulting in loss from operations of $1,370,765. Operating expenses consisted of research and development costs of $80,916 and general and administrative expenses of $1,289,849. Stock compensation expense of $12,782 was included in operating income for the three months ended March 31, 2012. During the three months ended March 31, 2012, Amarantus also incurred interest expense of $72,215, and other income of $80,520 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the three months ended March 31, 2012 was $1,362,460.

During the three months ended March 31, 2011, Amarantus generated $178,308 of revenue and incurred $655,663 in operating expenses, resulting in a loss from operations of $477,355. Operating expenses consisted of research and development costs of $243,070 and general and administrative expenses of $412,593. Stock compensation expense of $55,063 was included in the net loss from operations for the three months ended March 31, 2011. During the three months ended March 31, 2011, Amarantus incurred interest expense of $63,868, and other income of $38,045 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the three months ended March 31, 2011 was $503,178.

Inflation adjustments have had no material impact on the Company.

Liquidity and Capital Resources

As of March 31, 2012, we had current assets in the amount of $313,514 consisting of $148 in cash and cash equivalents and $331,366 in prepaid expenses and other current assets. As of March 31, 2012, we had current liabilities in the amount of $3,798,927, consisting of $1,994,522 in accounts payable, $110,301 in accrued liabilities, $222,230 in related party liabilities, $150,000 in notes payable, $267,914 representing the current portion of warrant liabilities, $4,901 representing the current portion of derivative liabilities, and $1,049,059 representing the current portion of convertible promissory notes. As of March 31, 2012, we had a working capital deficit in the amount of $3,485,413.

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

We are currently party to a Sponsored Research Agreement with MMRI under which we are provided office and laboratory space, use of research equipment, and other items within MMRI’s research facility in exchange for a monthly Sponsor Research Fee. The notes detailed above, in conjunction with certain warrants to purchase stock, were issued in payment of 50% of the respective monthly fees due under this agreement..

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

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $90,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.10 or $0.20 per share. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors at the equivalent to 100% of the principal amount of the notes divided by the respective price per share of the stock which the principal of the note converts at. The warrants expire one year from the date of the note. During the three months ended March 31, 2012, $67,000 of these convertible notes converted to Company Common shares.

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Conversion Date
$21,000	7-28-11	1-24-12	$21,000	February 2012
$21,000	7-28-11	1-24-12	$21,000	February 2012
$10,000	8-16-11	2-12-12	$10,000	February 2012
$20,000	8-18-11	2-14-12
$5,000	9-6-11	3-4-12	$5,000	February 2012
$5,000	9-9-11	3-7-12	$5,000	February 2012
$3,000	9-26-11	3-24-12
$5,000	11-2-11	4-30-12	$5,000	February 2012

During the period October, 2011 through March 31, 2012, the Company issued convertible promissory notes to various investors for aggregate proceeds of $168,750. Principal and interest on these convertible notes, accrue at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.03 or $0.05 per share.

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Conversion Date
$5,000	10-27-11	4-24-12	$5,000	February 2012
$10,000	11-23-11	5-21-12
$30,000	11-30-11	5-28-12	$30,000	February 2012
$10,000	12-8-11	6-5-12	$10,000	February 2012
$5,000	12-14-11	6-11-12	$5,000	February 2012
$5,000	12-30-11	6-27-12	$5,000	February 2012
$100,000	1-17-12	7-15-12
$3,750	2-21-12	8-19-12	$3,750	February 2012

During the three months ended March 31, 2012, the Company issued two convertible promissory notes to one investor totaling $54,500. Principal and interest on these convertible notes accrue at the rate of 8% per annum. The holder of the note can convert the note to common shares of the Company any time after the initial 180 days of the note at a conversion price that is a percentage of an average of the market low over for a certain number days over a greater number of prior number of trading days from the date of notice to convert.

Principal Amount	Issue Date	Maturity Date
$37,500	2-7-12	10-27-12
$17,000	11-23-11	5-21-12

In January, 2012, a vendor converted their trade account to convertible promissory notes for the amount due them at the time of the note plus future billings, amounting to $244,988. These notes accrue interest at 8.5% and have the option to convert to common stock at any time by the note holder, at a conversion price of $0.11 per share. These notes are payable upon demand.

In March, 2012, a third party acquired some older Company trade payables in exchange for a convertible promissory note in the amount of $15,000, bearing an interest rate of 12% per annum, due September 9, 2012 and convertible at any time by the Holder. Simultaneous with the convertible promissory note transaction the note Holder elected to convert the full note into common shares of the Company at a conversion price of $0.031 per share.

Also, in March, 2012, the Company issued a unit debt instrument which consisted of a return on investment or “ROI” agreement and a convertible promissory note in return for $10,000. The unit has a redemption value of $10,500 due on demand and the convertible promissory note is for $9,500, non-interest bearing, due September 20, 2012, and is convertible to Company commons shares after six months from the date of the note at conversion price that is a percentage of the lowest trading price over a specified number of prior trading dates from the date of conversion notice.

In April, 2012, the Company issued a convertible promissory note in return for $25,000, bearing an interest rate of 6%, due September 29, 2012, and convertible at any time by the Holder with a conversion price of $0.02 per common share.. Later in April, 2012, the Holder elected to convert the convertible promissory note into 1,250,000 common shares.

In May, 2012, a third party acquired some older Company trade payables in exchange for a convertible promissory note in the amount of $24,325, bearing an interest rate of 12% per annum, due November 4, 2012 and convertible at any time by the Holder. Simultaneous with the convertible promissory note transaction, the note Holder elected to convert the full note into common shares of the Company at a conversion price of $0.0165 per share.

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

The balance due under the Note bears interest at the rate of twenty percent (20%) per year.In addition, in conjunction with the Promissory Note, Dr. Herschkowitz received an equity bonus of 2,054,794 shares of common stock. As security for our obligations under the note, we have pledged in favor of the note holder 8,219,178 shares of common stock. We are currently in default under this note. In April 2012, a third party acquired the note becoming the new note holder. As part of this transaction the 8,219,178 shares of common stock were returned to the company. Other terms of the new note are being negotiated.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Chief Executive Officer, and Marc E. Faerber, our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. As of March 31, 2012, we did not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012.

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

Item 4.     Mine Safety Disclosures

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
16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amarantus BioSciences, Inc.

Date:	May 21, 2012

By: /s/ Gerald E. Commissiong Gerald E. Commissiong Title: Chief Executive Officer and Director By: /s/ Marc E. Faerber Marc E. Faerber Title: Chief Financial Officer

