Form 10-Q
period 2012-06-30
Amarantus BioSciences, Inc.
filed 2012-08-20
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,241,988 common shares as of August 17, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets (Unaudited) as of June 30, 2012 and December 31, 2011;
F-2	Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and June 30, 2011 and for the period from January 14, 2008 (Date of Inception) to June 30, 2012;
F-3	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and June 30, 2011 and for the period from January 14, 2008 (Date of Inception) to June 30, 2012;
F-4	Notes to Consolidated Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,648	$870
Prepaid expenses and other current assets	546,931	335,498
Total current assets	553,579	336,368

PROPERTY AND EQUIPMENT - Net	12,581	18,389

OTHER ASSETS	419,643	—

TOTAL ASSETS	$985,803	$354,757

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,434,137	$2,052,764
Accrued liabilities	125,167	77,208
Related Party liabilities	222,230	222,230
Note Payable	150,000	150,000
Current portion of warrant liability	254,855	281,143
Current portion of derivative liability	97,082	45,180
Current portion of convertible promissory notes	1,168,819	714,261
Total current liabilities	4,452,290	3,542,786

STOCK WARRANT LIABILITY	—	2,788

DERIVATIVE LIABILITY – Net of current portion	—	95,526

CONVERTIBLE PROMISSORY NOTES - Net of current portion	—	63,600

Total liabilities	4,452,290	3,704,700

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $0.001 par value - authorized, 10,000,000 shares, 250,000 shares designated as Series A, par value $0.001, 250,000 shares issued and outstanding as of June 30, 2012 and none as of December 31, 2011	250	—
Common stock, $0.001 par value - authorized 250,000,000 shares; issued and outstanding 106,979,345 shares at June 30, 2012 and, 80,836,592 shares at December 31, 2011	106,979	80,937
Additional paid-in capital	5,465,371	3,295,549
Deficit accumulated during the development stage	(9,039,087)	(6,726,429)

Total stockholders’ deficit	(3,466,487)	(3,349,943)

TOTAL	$985,803	$354,757

See notes to financial statements.

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO JUNE 30, 2012

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	(Date of Inception)
	June 30 , 2012	June 30 , 2011	June 30 , 2012	June 30 , 2011	to June 30, 2012

NET REVENUES	$—	$—	$—	$178,308	$415,996

OPERATING EXPENSES:
Research and development	359,829	522,416	435,745	765,486	2,041,532
General and administrative	574,853	562,914	1,864,702	975,506	6,309,148

Total costs and expenses	934,682	1,085,330	2,300,447	1,740,992	8,350,680

LOSS FROM OPERATIONS	(934,682)	(1,085,330)	(2,300,447)	(1,562,684)	(7,934,684)

INTEREST & OTHER INCOME (EXPENSE)
Interest Expense	(111,932)	(166,477)	(217,382)	(230,345)	(1,428,557)
Other Income (Expense)	—	—	—	—	87,685
Change in fair value of warrant & derivative liabilities	51,287	125,137	205,171	163,181	602,339

Total interest & other income (expense)	(60,645)	(41,340)	(12,211)	(67,164)	(738,533)

NET LOSS	$(995,327)	$(1,126,670)	$(2,312,658)	$(1,629,848)	$(8,673,217)

NET LOSS PER SHARE, BASIC	$(0.01)	$(0.02)	$(0.02)	$(0.03)	—

COMMON SHARES OUTSTANDING - BASIC	101,415,191	54,930,650	94,635,577	60,536,263

See notes to financial statements.

AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO JUNE 30, 2012

			(Unaudited)
			Period From
	(Unaudited)	(Unaudited)	January 14, 2008
	Six Months Ended	Six Months Ended	(Date of Inception)
	June 30, 2012	June 30, 2011	to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,312,658)	$(1,629,848)	$(8,673,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,808	11,180	31,562
Gain on disposal of equipment	—	—	(3,750)
Stock-based compensation	1,400,760	83,603	2,082,186
Non-cash interest expense related to warrants and derivatives	—	—	763,316
Non-cash interest expense related to convertible notes	158,206	204,104	158,206
Change in fair value of warrant and derivative liabilities	(205,171)	363,478	(597,571)
Gain on settlement of convertible note and warrants	—	—	(137,632)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(84,721)	(80,382)	(420,219)
Accounts payable	720,128	512,485	2,926,668
Accrued liabilities	50,578	51,294	168,128
Related party liabilities	—	(65,232)	(143,640)
Net cash used in operating activities	(267,070)	(549,318)	(3,845,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(23,581)	(40,392)
Net cash used in investing activities	—	(23,581)	(40,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	272,848	527,500	1,530,396
Repayment of borrowings	—	—	(100,000)
Proceeds from issuance of common stock	—	—	1,797,941
Proceeds from the issuance of stock options	—	—	200,818
Proceeds from issuance of convertible preferred stock	—	—	540,000
Costs of financings	—	—	(76,187)
Proceeds from sale of warrant	—	—	35
Net cash provided by financing activities	272,848	527,500	3,893,003

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,778	(45,399)	6,648
CASH AND CASH EQUIVALENTS - Beginning of period	870	47,521	—

CASH AND CASH EQUIVALENTS - End of period	$6,648	$2,122	$6,648

NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of convertible promissory notes for preferred stock	$—	$—	$195,342
Issuance of warrants to investors	$—	$—	$371,180
Bifurcation of derivatives embedded in convertible notes	$—	$—	$548,053
Preferred stock warrants reclassified from liabilities to equity	$2,032	$—	$39,142
Issuance of convertible notes in lieu of payment of payable	$284,313	$—	$438,090
Dividend to founder for assumption of debts	$—	$—	$365,870

  See notes to financial statements.

AMARANTUS BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

Amarantus BioSciences, Inc. (the “Company”) was incorporated on January 14, 2008 in the state of Delaware. The Company is a development stage biopharmaceutical drug development company dedicated to discovering and sourcing high-potential bioscience platform technologies and developing them towards commercialization. Through June 30, 2012, the Company has been primarily engaged in biotechnology research and development and raising capital.

2. DEVELOPMENT STAGE AND GOING CONCERN

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of June 30, 2012, as defined by the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. As of June 30, 2012, the Company has been funded by equity and debt financings. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of June 30, 2012, the Company had cash and cash equivalents of $6,648. During the three months ended June 30, 2012, the Company incurred a net loss of $995,327 and had negative cash flows from operating activities of $267,070. In addition, the Company had an accumulated deficit of $9,039,087 at June 30, 2012. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt or equity financings. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and equipment at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30,	December 31,
	2012	2011
Equipment	$34,851	$34,851
Computer equipment	3,179	3,179
Furniture and fixtures	2,363	2,363
	40,393	40,393
Less accumulated depreciation	(27,812)	(22,004)
Property and equipment - net	$12,581	$18,389

	June 30,	June 30,
	2012	2011
Depreciation Expense:
Three months ended	$2,904	$4,056
Six months ended	5,809	7,020
Inception to Date	31,562

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

To date, the Company has only received research grant revenue and contract revenue. Research grant revenue and contract revenue is recognized as the Company provides the services stipulated in the underlying agreement based on the time and expenditures incurred, and all milestones required in the agreement have been met.  Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided and the milestones are met.  The Company received and recognized total research grant revenue of $-0- for both the three months ended June 30, 2012 and 2011, respectively, as the Company incurred all of the qualifying expenses and all applicable milestones were met. See Note 5 to the financial statements for further information on the research grant revenue received and recognized to date.

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

Net income (loss) per share attributable to Amarantus common stockholders

Basic net income (loss) per share attributable to Amarantus common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. In accordance with FASB ASC 260, because there was a net loss for the period, zero incremental shares were included for diluted earnings per share because the effect would be anti-dilutive .

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

4. AGREEMENT AND PLAN OF MERGER

On May 25, 2011, the Company entered into an Agreement and Plan of Merger (the Merger Agreement”) with Amarantus Biosciences, Inc., a privately held Delaware corporation (Amarantus”), and JKIK Acquisition Corp. (Acquisition Sub”), our newly formed wholly-owned Delaware subsidiary. In connection with the closing of this merger transaction, Amarantus merged with and into Acquisition Sub (the Merger”) on May 25, 2011, with the filing of articles of merger with the Delaware Secretary of State.

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

5. MICHAEL J. FOX FOUNDATION GRANT

In April 2010, the Company was awarded a grant from the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”). Pursuant to the MJFF grant, the Company performed research related to comparison and analysis of certain genes in rodent models of Parkinson’s disease. The grant provided for the reimbursement of expenses as incurred up to a maximum of $370,716, payable in two installments with targeted payments in April 2010 and October 2010, and it established two milestones. During the three months ended March 31, 2011, the Company achieved certain milestones and received payment and recorded revenue of $178,308. To date, through June 30, 2012, the Company has received a total of $370,716 from the MJFF.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at June 30, 2012
	Level 1	Level 2	Level 3	Total
Warrant Liability			$254,855	$254,855
Derivative Liability			97,082	97,082
Total	$—	$—	$351,937	$351,937

Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Total
Warrant Liability			$283,931	$283,931
Derivative Liability			140,706	140,706
Total	$—	$—	$424,637	$424,637

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liability mentioned above for the year ended December 31, 2011, for the period ended June 30, 2012 and for the period from January 14, 2008 (date of inception) to June 30, 2012:

	Warrant	Derivative
	Liability	Liability	Total
January 14, 2008 (date of inception)	$-	$-	$-
Issuance of warrants	52,665		52,665
Issuance of convertible notes		9,377	9,377
Changes in fair value	(15,960)	(4,402)	(20,362)

December 31, 2008	36,705	4,975	41,680
Changes in fair value	(1,692)	(4,975)	(6,667)

December 31, 2009	35,013	0	35,013
Issuance of warrants	3,680		3,680
Issuance of convertibles notes		281,466	281,466
Reclassification of warrants to equity	(37,110)		(37,110)
Cancellation of warrants	(65,082)		(65,082)
Changes in fair value	67,915	6,081	73,996

December 31, 2010	$4,416	$287,547	$291,963
Issuance of warrants	314,835		314,835
Issuance of convertible notes		257,210	257,210
Changes in fair value	(35,320)	(404,051)	(439,371)

December 31, 2011	$283,931	$140,706	$424,637
Issuance of warrants
Issuance of convertible notes		134,502	134,502
Changes in fair value	(27,045)	(178,126)	(205,171)
Reclassification of warrants to equity	(2,032)		(2,032)

June 30, 2012	$254,854	$97,082	$351,936

The valuation of the convertible stock warrant liability is discussed in Note 8.

7. ACCRUED LIABILITIES

Accrued liabilities at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30,	December 31,
	2012	2011
Accrued compensation and related benefits	$18,746	$18,746
Accrued interest	106,421	58,462
Total	$125,167	$77,208

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

In addition, we previously owed the principal sum of $41,537 to Molecular Medicine Research Institute (MMRI”), who was issued a series of Convertible Promissory Notes under the terms of a Note and Warrant Purchase Agreement as follows:

Principal Amount	Issue Date	Maturity Date
$16,037	11-1-10	11-1-12	Note principal and accrued interest assigned June, 2012
$4,250	12-1-10	12-1-12	Note principal and accrued interest assigned June, 2012
$4,250	1-1-11	1-1-13	Note principal and accrued interest assigned June, 2012
$4,250	2-1-11	2-1-13
$4,250	3-1-11	3-1-13
$4,250	4-1-11	4-1-13
$4,250	5-1-11	5-1-13

These notes bear interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date. Principal and unpaid accrued interest due under these notes shall be converted, at the option of the holder, into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class of Preferred Stock, with the conversion price per share to be based upon a pre-money valuation of the company at that time of $2,000,000. These notes also include 20% warrant coverage which expire seven years from the date of the note. In June 2012, $24,537 of the note principal plus accrued interest was assigned to a new investor. Along with this assignment the warrants associated with these specific notes have been cancelled.

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

In addition, we owe the principal sum of $12,240 to The Parkinson’s Institute, which was issued a Convertible Promissory Note under the terms of a Note and Warrant Purchase Agreement dated August 25, 2010. This note bears interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date of August 25, 2012. Principal and unpaid accrued interest due under this note shall be automatically converted into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class new class of Preferred Stock, with the conversion price per share to be based upon a pre-money valuation of the company at that time of $2,000,000. In addition the note holder has warrant coverage equal to 5% of the note principal with a warrant exercise price equal to the next equity financing per share price, and expiration seven years from the date of the note. In June 2012, $12,240 of the note principal plus accrued interest was assigned to a new investor. Along with this assignment the warrants associated with these notes have been cancelled.

On June, 2012, we entered into a convertible note agreement with an investor for a principal amount of $39,831. This note bears an interest rate of 12% per annum, compounded monthly, and has a maturity date of June 5, 2013. The note holder has the option to convert the note into common stock at any time, conversion at 55% of the lowest trading price over the prior three trading days from the date of conversion. We have the option to prepay note at any time in the amount of 150% of the principal and unpaid accrued interest. This note represents the assignment of the Parkinson’s Institute note and the 12-1-10 and 1-1-11 MMRI notes discussed earlier.

Also, in June 2012, we entered into a convertible note agreement with an investor for a principal amount of $21,500. This note This note bears an interest rate of 12% per annum and has a maturity date of January 6, 2013. The note holder has the option to convert the note into common stock at any time, conversion at 55% of the average of the three lowest trading prices over the prior ten trading days from the date of conversion. We have the option to prepay note at any time in the amount of 150% of the principal and unpaid accrued interest within the first ninety days.

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

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $90,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.10 or $0.20 per share. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors at the equivalent to 100% of the principal amount of the notes divided by the respective price per share of the stock which the principal of the note converts at. The warrants expire one year from the date of the note. During the six month ended June 30, 2012, $57,000 of these convertible notes converted to Company Common shares.

Principal Amount	Issue Date	Maturity Date		Converted to Equity	Conversion Date
$21,000	7-28-11	1-24-12		$21,000	February 2012
$21,000	7-28-11	1-24-12		$21,000	February 2012
$10,000	8-16-11	2-12-12	$
$20,000	8-18-11	2-14-12
$5,000	9-6-11	3-4-12		$5,000	February 2012
$5,000	9-9-11	3-7-12		$5,000	February 2012
$3,000	9-26-11	3-24-12
$5,000	11-2-11	4-30-12		$5,000	February 2012

During the period October, 2011 through June 30, 2012, the Company issued convertible promissory notes to various investors for aggregate proceeds of $211,750. Principal and interest on these convertible notes, accrue at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.02 or $0.05 per share.

Principal Amount	Issue Date	Maturity Date		Converted to Equity	Conversion Date
$5,000	10-27-11	4-24-12		$5,000	February 2012
$10,000	11-23-11	5-21-12
$30,000	11-30-11	5-28-12		$30,000	February 2012
$10,000	12-8-11	6-5-12		$10,000	February 2012
$5,000	12-14-11	6-11-12		$5,000	February 2012
$5,000	12-30-11	6-27-12		$5,000	February 2012
$100,000	1-17-12	7-15-12
$3,750	2-21-12	8-19-12		$3,750	February 2012
$25,000	4/2/12	9/29/12		$25,000	April 012
$5,000	5/18/12	11/14/12	$
$13,000	6/6/12	12/3/12

In March, 2012, $9,500 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $10,000. The ROI has a redemption value of $10,500 due on demand and the convertible promissory note is for $9,500, non-interest bearing, due September 20, 2012, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading dates from the date of conversion notice.

During the six months ended June 30, 2012, the Company issued two convertible promissory notes to one investor totaling $39,325 Principal and interest on these convertible notes accrue at the rate of 12% per annum. The holder of the note can convert the note to common shares of the Company at any at 50% of lowest trading bid price for prior twenty trading days before conversion. Both notes were converted to on the same day as the issuance date.

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Conversion Date
$15,000	3/9/12	10-27-12	$15,000	3/9/12
$24,325	5/4/12	11/4/12	$24,250	5/4/12

During the six months ended June 30, 2012, the Company issued four convertible promissory notes to one investor totaling $91,500. Principal and interest on these convertible notes accrue at the rate of 8% per annum. The holder of the note can convert the note to common shares of the Company any time after the initial 180 days of the note at a conversion price that is a percentage of an average of the market low over for a certain number days over a greater number of prior number of trading days from the date of notice to convert.

Principal Amount	Issue Date	Maturity Date
$37,500	2-7-12	10-27-12
$17,000	3/19/12	12-21-12
$13,000	5/3/12	2/7/13
$24,000	6/13/12	3/15/13

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

As of June 30, 2012 and December 31, 2011, the fair value of the derivative liability was $97,082 and $140,706, respectively. The changes in fair value for the three month periods ended June 30, 2012 and June 30, 2011 of $37,064 and $ 122,194 respectively, and for the six month periods ended June 30, 2012 and June 30, 2011 of $178,126 and 1$60,454 respectively, and the period from January 14, 2008 (date of inception) to June 30, 2012 of $85,473 have been recorded in the accompanying statements of operations as a component of other income (expense).

9. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases its main office facility and a second facility for research in Sunnyvale, CA under sublease agreements that provide for month-to-month extensions by the Company.

Rent expense for the three months ended June 30, 2012 and June 30, 2011 was $10,078 and $31,037, respectively, and for the six months ended June 30, 2012 and June 30, 2011 rent expense was $19,414 and $61,489, respectively. For the period from January 14, 2008 (date of inception) to June 30, 2012, rent expense was $267,168

Effective November 1, 2011 the Company entered into a consulting agreement where the consultant is to receive a stock option for common stock of 500,000 shares, fully vested, to be priced upon the Board of Directors approving such grant.

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

10. COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 250,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends when and if declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. As of June 30, 2012, no dividends had been declared.

Common stock that the Company had reserved for issuance at June 30, 2012, is as follows:

Exercise and conversion of common stock warrants	1,743,056
Stock options outstanding	1,829,030
Stock options available for future grants under the 2008 Stock Plan	1,535,876

Total shares of common stock reserved	5,107,962

As of June 30, 2012 the Company had outstanding $1,305,488 of convertible note principal. These convertible notes, along with related accrued interest, convert upon the Next Equity Financing or at the option of the note holder as follows:

$17,000 of convertible debt principal have interest at 5% and warrants equivalent to 20% of the principal balance, respectively, and convert upon the next equity financing.

$500,000 and $230,000 of convertible note principal and related accrued interest convert at two-thirds the price per share of the Next Equity Financing and the $500,000 of convertible note principal have warrants equivalent to 100% of the principal balance and the $230,000 of convertible note principal have no warrants attached.

$211,750 of convertible note principal having interest at 6%, can convert at prices ranging from $0.02 to $0.10 per share at anytime at the option of the note holder, and have no warrants. As of June 30, 2012, $83,750 of the principal of this $211,750 convertible debt has converted to common shares.

$90,000 of convertible note principal having interest at 6%, can convert at $0.10 or $0.20 per share at anytime at the option of the note holder and warrants equivalent to 100%. As of June 30, 2012, $57,000 of the principal of this $90,000 convertible debt has converted to common shares.

$244,988 of convertible note principal, having an interest rate of 8.5%. no warrants, can convert at $0.11 per share at anytime at the option of the note holder.

$91,500 of convertible note principal, having and interest rate of 8%, no warrants, can convert at 50-55% of the average of the two-three lowest trading days of the prior 10-60 trading days, there is a 180 day waiting period before the holder has the option to convert to common shares.

$9,500 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $10,000. The ROI has a redemption value of $10,500 due on demand and the convertible promissory note is for $9,500, non-interest bearing, due September 20, 2012, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading dates from the date of conversion notice. The common share effect of the convertible debt is not included in the above schedule since the number of shares will not be determinable until the Next Equity Financing. (See Note 8)

$30,000 of convertible note principal, having interest of 12% per annum, compounded monthly, can convert any time at the option of the note holder, conversion at 55% of the lowest trading price over the prior three trading days from the date of conversion.

$21,500 of convertible note principal, having interest of 12% per annum, can convert anytime at the option of the note holder, can convert at 55% of the average of the three lowest trading prices over the prior ten trading days from the date of conversion.

The common share effect of the warrants related to the following convertible debt has been included in the above schedule.

During the six months ended June 30, 2012 the Company issued $1,258,412 worth of common stock to various consultants for services and it paid $54,442 of trade accounts payable with shares of common stock in settlement of the trade debt.

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

		Outstanding Options
			Weighted-	Weighted-
	Shares		Average	Average
	Available for	Number of	Exercise	Remaining
	Grant	Shares	Price	Contractual Term
Balance - January 14, 2008
(date of inception)

Shares added to the plan	6,085,136

Balance - December 31, 2008	6,085,136

Balance - December 31, 2009	6,085,136

Shares added to the plan	4,656,991		0.01

Options granted (weighted average fair values of $0.0237)	(3,206,494)	3,206,494	0.01	9.2

Balance - December 31, 2010	7,535,633	3,206,494	0.01	9.2

Shares added to the plan

Options granted (weighted average fair value of $0.0237)
Employee	(4,610,422)	4,610,422	0.01
Non-Employee	(3,601,407)	3,601,407	0.01

Cancelled Shares	2,212,071	(2,212,071)	0.01

Options exercised		(7,532,454)	0.01

Balance - December 31, 2011	1,535,875	1,673,798

Options vested-
June 30,2012	6,698,179

Options vested and expected to vest-
June 30, 2012	7,951,362

Stock-based compensation expense for the three and six month periods ended June 30, 2012 and June 30, 2011, and the period from January 14, 2008 (date of inception) to June 30, 2011, is classified in the statements of operations as follows:

					Period From
	Three	Three	Sixe	Six	January 14, 2008
	Months Ended	Months Ended	Months Ended	Months Ended	Date of Inception
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2012	2011	2012	2011	2012
Research and development	$1,794	$429,144	$6,926	$459,279	$549,417
General and administrative	4,484	68,628	12,134	93,556	151,071

Total	$6,278	$497,772	$19,060	$552,835	$700,488

At June 30, 2012, there was a total of $23,111 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

The fair value of the Company’s stock-based awards during the year ended December 31, 2011, and the period from January 14, 2008 (date of inception) to June 30, 2012, was estimated using the following weighted-average assumptions:

			Period From
			January 14, 2008
	Period Ended	Year Ended	(Date of Inception)
	June 30,	June 30,	to June 30,
	2012	2011	2012

Weighted-average volatility	71.0%	71.0%	71.0%
Expected term (in years)	5	5	5
Expected dividends	None	None	None
Risk-free interest rate	0.72%	1.76%	1.76%

12. SEGMENT REPORTING

The Company operates in one reportable segment. The Company's Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company's operations as a whole and reviews financial information presented on a this basis, for purposes of evaluating financial performance and allocating resources.

13. RELATED-PARTY TRANSACTIONS

The Company was co-founded in 2008 by Mr. Gerald Commissiong and Dr. John Commissiong under the original name of CNS Protein Therapeutics, Inc. (“CNS”), and changed its name to Amarantus BioSciences, Inc. in 2010. Dr. Commisiong is currently the Chief Scientific Officer, a member of the Board of Directors (appointed in March 2011) and majority shareholder of the Company. Mr. Gerald Commissiong is currently the Chief Operating Officer, a member of the Board of Directors, and a significant shareholder of the Company. Dr. Commissiong also founded Neurotrophics, Inc., a Canadian company, in 2003. In 2007, Neurotrophics established an agreement with EMS Development Group to acquire the intellectual property rights to a protein compound, mesencephalic astrocyte-derived neurotrophic factor (“MANF”), from Prescient Neuropharma Co. MANF was discovered by Dr. Commissiong while working for Prescient in 2002, as a drug candidate with promising therapeutic properties for treatment of syndromes such as Parkinson’s Disease.

EMS received $59,000 in 2007 in funding from Neurotrophics to purchase the MANF intellectual property rights. Prior to this payment, Neurotrophics received a total of $100,000 in investments from certain outside parties. The same investors provided $100,000 in funding to CNS in 2008, and CNS renegotiated and assumed the $100,000 convertible note investment made into Neurotrophics. The investors directed Neurotrophics and EMS to assign the MANF intellectual property rights to CNS and CNS agreed to assume certain other liabilities related to the technology transfer. CNS will compensate these creditors on a future date mutually agreeable between the parties., In addition, CNS agreed to compensate EMS for its assistance in acquiring the rights to MANF by making installment payments in an aggregate amount of up to $95,000.

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

The Company obtained the services of its Chairman Martin D. Cleary through a consulting agreement. During the years ended December 31, 2010, 2011, and the period from January 14, 2008 (date of inception) to October 23rd, 2011, consulting services of $200,000, $200,000, and $479,166, respectively are included in the statement of operations. This agreement also includes a change of control clause whereby the Company shall pay Mr. Cleary a bonus of 5% of the gross proceeds to the Company resulting from the change of control. Upon his election and in his sole discretion, and in lieu of the change of control bonus, the Company shall issue to him shares of the Company’s common stock equal to 2.5% of the Company’s fully diluted capitalization as of the date of termination of the agreement.

In March 2012, a former and an existing Board of Director member converted a Convertible Promissory Note in the amount of $21,000, each plus accrued interest. This resulted in 217,280 shares of Common Stock to be issued to each party.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were available for issuance. The Company determined that the financial statements were available for issuance on August 20th, 2012.

On January 16, 2012 the Company entered into a License Agreement with Power3 Medical Products, Inc (“Power3”) to license the NuroPro diagnostic test for Parkinson's disease to Amarantus BioSciences (the "License"). As part of the License, Amarantus was granted an option to acquire the Parkinson's Intellectual Property, and a right of first refusal to acquire the entire diagnostic platform for neurodegenerative diseases (collectively the "IP").   On March 7th, 2012 the IP was assigned to Neogenomics Inc. (“Neogenomics”) to satisfy a judgment made in September 2011 against Power3 in the name of Neogenomics as it pertained to a note payable to Neogenomics by Power3 that was in default. This judgment was not disclosed by Power3 to Amarantus at the time of the License Agreement; this lack of disclosure was in violation of the representations and warranties made by Power3 to Amarantus in the License Agreement. On March 15th, 2012, Power3 filed for Chapter 7 bankruptcy without notifying Amarantus of the status of the judgement in favor of Neogenomics, or the transfer of the IP to Neogenomics. Upon learning of the events stated above, Amarantus immediately put NeoGenomics on notice of the licensing agreement entered into with Power3 in order to provide equitable defenses in the event NeoGenomics makes an infringement claim against Amarantus. Amarantus is currently reviewing its legal options with respect to material misrepresentations made by the Executive Officers of Power3 at the time of the Licensing Agreement. Amarantus had initiated discussions with Neogenomics to acquire the IP related to the assignment made by the Receiver and expects those discussions to continue throughout the Power3's bankruptcy process. At this point the Company does not know how long the bankruptcy process may take. In August, 2012, the Company learned through a letter from the Trustee that the IP now belongs to the bankruptcy estate of Power3, and the Trustee has provided notice to the Patent and Trademark Office of the change in ownership back to Pwer3. Further the Trustee indicated in the letter that the Power3 estate is in a position to substantially comply with Power3’s pre-bankruptcy License Agreement with Amarantus, and has put forth a proposal which the Company in reviewing.

Effective July 31, 2012, Martin D. Cleary resigned from his position as director and the Chairman of our Board of Directors. Also effective July 31, 2012, Eugene Mancino resigned from his position as a director. There was no known disagreement with Mr. Cleary or Mr. Mancino on any matter relating to the Company’s operations, policies, or practices.

In July, 2012, the Board of Directors designated 2,500,000 shares of the 10,000,000 shares of authorized Preferred Stock as Series B Convertible Preferred Stock (“Series B”). The Series B stock have a par value of $0.001 per share, have no liquidation rights or rights to a dividend, has a conversion feature of fifty shares of Common stock for each share of Series B, Series B cannot convert to Common second until the second annual anniversary of the designation of the Series B Preferred, or a change in control occurs (defined as a 50% change in the voting power of the outstanding shares occurs). The holders of Series B shall be entitled to vote along with the Common Shares, at the same rate as if the Series B shares have been fully converted into Common Shares.

Further in July, 2012, the Board of Directors adopted a new stock plan, the Management, Employee, Advisor and Director Preferred Stock Option Plan – 2012 Series B Convertible Preferred Stock Plan. The purposes of this Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Management, Employees, Advisors and Directors and to promote the success of the Company’s business. Certain current and former Management, Employees, Advisors and Directors were awarded a total of 1,250,000 options to purchase Series B Preferred shares on July 15th, 2012.

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

7. Chinese MANF Method of Use Patent Application

8. Indian MANF Method of Use Patent Application

9. Brazilian MANF Method of Use Patent Application

10. PCT Neurodegenerative disorders Method of Use Patent Application

Personnel

We currently have three (3) employees/consultants. Our current internal departments include Business Development, Finance, Research & Development and Administration. We are led by a management team that includes an engineer, a scientist, an accountant and an executive. We intend to expand our management team as operations ramp up to include additional technical staff required to achieve our business objectives.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future. We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations For Amarantus Biosciences, Inc. For The Three Months Ended June 30, 2012 and June 30, 2011

During the three months ended June 30, 2012, Amarantus generated no revenue and incurred $934,682 in operating expenses, resulting in a loss from operations of $934,682. Operating expenses consisted of research and development costs of $359,829 and general and administrative expenses of $574,853. During the three months ended June 30, 2012, Amarantus incurred interest expense of $111,932 and other income of $51,287 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the three months June 30, 2012 was $995,327. Stock based compensation accounted for $343,903 of the $995,327 net loss for the three months ended June 30, 2012.

During the three months ended June 30, 2011, Amarantus generated no revenue and incurred $1,085,330 in operating expenses, resulting in a loss from operations of $1,085,330. Operating expenses consisted of research and development costs of $522,416 and general and administrative expenses of $562,914. During the three months ended June 30, 2011, Amarantus incurred interest expense of $166,477 and other income of $125,137 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the three months June 30, 2011 was $1,126,670. Stock compensation of $497,772 was included in the $1,126,670 of net loss for the three months ended June 30, 2011.

Results of Operations For Amarantus Biosciences, Inc. For The Six Months Ended June 30, 2012 and June 30, 2011

During the six months ended June 30, 2012, Amarantus generated no revenue and incurred $2,300,447 in operating expenses, resulting in a loss from operations of $2,300,447. Operating expenses consisted of research and development costs of $435,745 and general and administrative expenses of $1,864,702. During the six months ended June 30, 2012, Amarantus incurred interest expense of $217,382 and other income of $205,171 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the six months June 30, 2012 was $2,312,658. Stock compensation accounted for $1,400,760 of the $2,312,658 net loss for the six months ended June 30, 2012.

During the six months ended June 30, 2011, Amarantus generated $178,308 of revenue and incurred $1,740,992 in operating expenses, resulting in a loss from operations of $1,562,684. Operating expenses consisted of research and development costs of $765,486 and general and administrative expenses of $975,506. During the six months ended June 30, 2011, Amarantus incurred interest expense of $230,345, other income of $163,181 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the six months June 30, 2011 was $1,629,848. Stock compensation accounted for $83,603 of the $1,629,848 net loss for the six months ended June 30, 2011.

Inflation adjustments have had no material impact on the Company.

Off-balance-sheet arrangements

Pursuant to the terms of certain contractual agreements, we have agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings. These transactions are described more fully under Liquidity and Capital Resources, below, and in Note 12 to our financial statements. These obligations are not reflected in our accounts and represent an off balance sheet liability contingent upon achieving the respective funding levels specified in the relevant agreements.

Liquidity and Capital Resources

As of June 30, 2012, we had current assets in the amount of $553,579 consisting of $6,648 in cash and cash equivalents and $546,931 in prepaid expenses and other current assets. As of June 30, 2012, we had current liabilities in the amount of $4,452,290, consisting of $2,434,137 in accounts payable, $125,167 in accrued liabilities, $222,230 in related party liabilities, $150,000 in notes payable, $254,855 in current portion of warrant liability, $97,082 in the current portion of derivative liabilities, and $1,168,819 in the current portion of convertible promissory notes. As of June 30, 2012, we had a working capital deficit in the amount of $3,898,711.

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

In addition, we previously owed the principal sum of $41,537 to Molecular Medicine Research Institute (MMRI”), who was issued a series of Convertible Promissory Notes under the terms of a Note and Warrant Purchase Agreement as follows:

Principal Amount	Issue Date	Maturity Date
$16,037	11-1-10	11-1-12	Note principal and accrued interest assigned June, 2012
$4,250	12-1-10	12-1-12	Note principal and accrued interest assigned June, 2012
$4,250	1-1-11	1-1-13	Note principal and accrued interest assigned June, 2012
$4,250	2-1-11	2-1-13
$4,250	3-1-11	3-1-13
$4,250	4-1-11	4-1-13
$4,250	5-1-11	5-1-13

These notes bear interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date. Principal and unpaid accrued interest due under these notes shall be converted, at the option of the holder, into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class of Preferred Stock, with the conversion price per share to be based upon a pre-money valuation of the company at that time of $2,000,000. These notes also include 20% warrant coverage which expire seven years from the date of the note. In June 2012, $24,537 of the note principal plus accrued interest was assigned to a new investor. Along with this assignment the warrants associated with these specific notes have been cancelled.

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

In addition, we owe the principal sum of $12,240 to The Parkinson’s Institute, which was issued a Convertible Promissory Note under the terms of a Note and Warrant Purchase Agreement dated August 25, 2010. This note bears interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date of August 25, 2012. Principal and unpaid accrued interest due under this note shall be automatically converted into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class new class of Preferred Stock, with the conversion price per share to be based upon a pre-money valuation of the company at that time of $2,000,000. In addition the note holder has warrant coverage equal to 5% of the note principal with a warrant exercise price equal to the next equity financing per share price, and expiration seven years from the date of the note. In June 2012, $12,240 of the note principal plus accrued interest was assigned to a new investor. Along with this assignment the warrants associated with these notes have been cancelled.

On June, 2012, we entered into a convertible note agreement with an investor for a principal amount of $39,831. This note bears an interest rate of 12% per annum, compounded monthly, and has a maturity date of June 5, 2013. The note holder has the option to convert the note into common stock at any time, conversion at 55% of the lowest trading price over the prior three trading days from the date of conversion. We have the option to prepay note at any time in the amount of 150% of the principal and unpaid accrued interest. This note represents the assignment of the Parkinson’s and MMRI notes discussed earlier.

Also, in June 2012, we entered into a convertible note agreement with an investor for a principal amount of $21,500. This note This note bears an interest rate of 12% per annum and has a maturity date of January 6, 2013. The note holder has the option to convert the note into common stock at any time, conversion at 55% of the average of the three lowest trading prices over the prior ten trading days from the date of conversion. We have the option to prepay note at any time in the amount of 150% of the principal and unpaid accrued interest within the first ninety days.

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

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $90,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.10 or $0.20 per share. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors at the equivalent to 100% of the principal amount of the notes divided by the respective price per share of the stock which the principal of the note converts at. The warrants expire one year from the date of the note. During the six month ended June 30, 2012, $57,000 of these convertible notes converted to Company Common shares.

Principal Amount	Issue Date	Maturity Date		Converted to Equity	Conversion Date
$21,000	7-28-11	1-24-12		$21,000	February 2012
$21,000	7-28-11	1-24-12		$21,000	February 2012
$10,000	8-16-11	2-12-12	$
$20,000	8-18-11	2-14-12
$5,000	9-6-11	3-4-12		$5,000	February 2012
$5,000	9-9-11	3-7-12		$5,000	February 2012
$3,000	9-26-11	3-24-12
$5,000	11-2-11	4-30-12		$5,000	February 2012

During the period October, 2011 through June 30, 2012, the Company issued convertible promissory notes to various investors for aggregate proceeds of $211,750. Principal and interest on these convertible notes, accrue at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.02 or $0.05 per share.

Principal Amount	Issue Date	Maturity Date		Converted to Equity	Conversion Date
$5,000	10-27-11	4-24-12		$5,000	February 2012
$10,000	11-23-11	5-21-12
$30,000	11-30-11	5-28-12		$30,000	February 2012
$10,000	12-8-11	6-5-12		$10,000	February 2012
$5,000	12-14-11	6-11-12		$5,000	February 2012
$5,000	12-30-11	6-27-12		$5,000	February 2012
$100,000	1-17-12	7-15-12
$3,750	2-21-12	8-19-12		$3,750	February 2012
$25,000	4/2/12	9/29/12		$25,000	April 012
$5,000	5/18/12	11/14/12	$
$13,000	6/6/12	12/3/12

In March, 2012, $9,500 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $10,000. The ROI has a redemption value of $10,500 due on demand and the convertible promissory note is for $9,500, non-interest bearing, due September 20, 2012, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading dates from the date of conversion notice.

During the six months ended June 30, 2012, the Company issued two convertible promissory notes to one investor totaling $39,325 Principal and interest on these convertible notes accrue at the rate of 12% per annum. The holder of the note can convert the note to common shares of the Company at any at 50% of lowest trading bid price for prior twenty trading days before conversion. Both notes were converted to on the same day as the issuance date.

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Conversion Date
$15,000	3/9/12	10-27-12	$15,000	3/9/12
$24,30	5/4/12	11/4/12	$24,250	5/4/12

During the six months ended June 30, 2012, the Company issued four convertible promissory notes to one investor totaling $91,500. Principal and interest on these convertible notes accrue at the rate of 8% per annum. The holder of the note can convert the note to common shares of the Company any time after the initial 180 days of the note at a conversion price that is a percentage of an average of the market low over for a certain number days over a greater number of prior number of trading days from the date of notice to convert.

Principal Amount	Issue Date	Maturity Date
$37,500	2-7-12	10-27-12
$17,000	3/19/12	12-21-12
$13,000	5/3/12	2/7/13
$24,000	6/13/12	5/13/12

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

As of June 30, 2012 and December 31, 2011, the fair value of the derivative liability was $97,082 and $140,706, respectively. The changes in fair value for the three month periods ended June 30, 2012 and June 30, 2011 of $37,064 and $ 122,194 respectively, and for the six month periods ended June 30, 2012 and June 30, 2011 of $178,126 and 1$60,454 respectively, and the period from January 14, 2008 (date of inception) to June 30, 2012 of $85,473 have been recorded in the accompanying statements of operations as a component of other income (expense).

In connection with certain liabilities incurred in connection with our June 5, 2008 acquisition of the intellectual property rights to the MANF protein compound, we have an outstanding Promissory Note issued as follows:

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Chief Executive Officer, and Marc E. Faerber, our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. As of June 30, 2012, we did not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012.

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

On June 26th, 2012, we became aware of a previously undisclosed legal dispute between Power3 and NeoGenomics, Inc. ("NeoGenomics") where certain intellectual property assets of Power3 were placed into receivership in September 2011 in the State of Texas as a result of an unpaid note to NeoGenomics. On June 15, 2012 Power3 filed for Chapter 7 bankruptcy.  However, on June 7th, 2012, the receiver sold, among other things, Power3's IP to NeoGenomics.  Although this sale may be considered a preference in the Power3 Bankruptcy, at this time NeoGenomics may have title to certain intellectual property of Power3.

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

In August, 2012, the Company learned that the IP now belongs to the bankruptcy estate, and the Trustee has provided notice to the Patent and Trademark Office of the change in ownership. Further the Trustee willing to work with Amarantus with complying with Power 3’s original agreement with Amarantus, and has put forth a proposal which the Company in reviewing.

We are continuing to review our legal options with respect to the material misrepresentations made by the officers of Power3 and our rights in the IP.

On April 17, 2012 the Company was served a summons regarding the filing of a lawsuit (Complaint for Breach of Contract, Account Stated, and Reasonable Value) against the Company by Trinet HR, a former payroll services provider to the Company, Trinet HR v. Amarantus Biosciences, Inc. The suit is for a total of $12,196 allegedly owed for services previously provided to the Company.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

In July, 2012, our Board of Directors designated 2,500,000 shares of the 10,000,000 shares of our authorized Preferred Stock as Series B Convertible Preferred Stock (“Series B”). The Series B stock has a par value of $0.001 per share, has no liquidation rights or rights to a dividend, and has a conversion feature of fifty shares of Common stock for each share of Series B, Series B cannot convert to Common until the second annual anniversary of the designation of the Series B Preferred, or a change in control occurs (defined as a 50% change in the voting power of the outstanding shares occurs). The holders of Series B shall be entitled to vote along with the Common Shares, at the same rate as if the Series B shares have been fully converted into Common Shares.

Further, in July, 2012, our Board of Directors adopted a new stock plan, the Management, Employee, Advisor and Director Preferred Stock Option Plan – 2012 Series B Convertible Preferred Stock Plan. The purposes of this Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Management, Employees, Advisors and Directors and to promote the success of our business. Certain current and former Management, Employees, Advisors and Directors were awarded a total of 1,250,000 options to purchase Series B Preferred shares on July 15th, 2012.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate Of Designation
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Management, Employee, Advisor and Director Preferred Stock Option Plan – 2012 Series B Convertible Preferred Stock Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amarantus BioSciences, Inc.

Date:	August 20, 2012

By: /s/ Gerald E. Commissiong Gerald E. Commissiong Title: Chief Executive Officer and Director By: /s/ Marc E. Faerber Marc E. Faerber Title: Chief Financial Officer

