Form 10-Q
period 2012-09-30
Amarantus BioSciences, Inc.
filed 2012-11-19
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 224,259,805 common shares as of November 16, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and September 30, 2011 and for the period from January 14, 2008 (Date of Inception) to September 30, 2012 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 and for the period from January 14, 2008 (Date of Inception) to September 30, 2012 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

 AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$580	$870
Prepaid expenses and other current assets	303,810	335,498

Total current assets	304,390	336,368

PROPERTY AND EQUIPMENT - Net	—	18,389

OTHER ASSETS	420,643	—

TOTAL ASSETS	$725,033	$354,757

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,605,264	$2,052,764
Accrued liabilities	153,481	77,208
Related Party liabilities	222,230	222,230
Note Payable	190,440	150,000
Current portion of warrant liability	255,451	281,143
Current portion of derivative liability	30,092	45,180
Current portion of convertible promissory notes	1,158,176	714,261

Total current liabilities	4,615,134	3,542,786

STOCK WARRANT LIABILITY	—	2,788

DERIVATIVE LIABILITY – Net of current portion	—	95,526

CONVERTIBLE PROMISSORY NOTES - Net of current portion	—	63,600

Total liabilities	4,615,134	3,704,700

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $0.001 par value - authorized, 10,000,000 shares, 250,000 shares designated as Series A, par value $0.001, 250,000 shares issued and outstanding as of September 30, 2012 and none as of December 31, 2011	250	—
Common stock, $0.001 par value - authorized 250,000,000 shares; issued and outstanding 141,156,196 shares at September 30, 2012 and, 80,836,592 shares at December 31, 2011	141,157	80,937
Additional paid-in capital	5,566,563	3,295,549
Deficit accumulated during the development stage	(9,598,072)	(6,726,429)

Total stockholders’ deficit	(3,890,102)	(3,349,943)

TOTAL	$725,033	$354,757

See notes to financial statements.

 AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO SEPTEMBER 30, 2012

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(Date of Inception)
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	to September 30, 2012

NET REVENUES	$—	$35,280	$—	$213,588	$415,998

OPERATING EXPENSES:
Research and development	32,837	132,496	466,081	897,982	2,071,868
General and administrative	558,668	360,805	2,423,370	1,336,312	6,867,816

Total costs and expenses	591,505	493,301	2,889,451	2,234,294	8,939,684

INCOME (LOSS) FROM OPERATIONS	(591,505)	(458,022)	(2,889,451)	(2,020,706)	(8,523,688)

INTEREST & OTHER INCOME (EXPENSE)
Interest Expense	(197,577)	(254,775)	(485,141)	(485,121)	(1,696,316)
Other Income (Expense)	(1,129)	(135,000)	(1,129)	(135,000)	86,556
Change in fair value of warrant & derivatives liabilities	225,832	176,177	504,078	339,359	901,246

Total interest & other income (Expense)	27,126	(213,598)	17,808	(280,762)	(708,514)

NET INCOME / (LOSS)	$(564,378)	$(671,620)	$(2,871,643)	$(2,301,468)	$(9,232,202)

NET INCOME / (LOSS) PER SHARE, BASIC	$—	$(0.01)	$(0.03)	$(0.09)

COMMON SHARES OUTSTANDING - BASIC	113,190,278	67,016,206	99,478,308	26,944,660

See notes to financial statements.

 AMARANTUS BIOSCIENCES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited), AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO SEPTEMBER 30, 2012 (Unaudited)

	(Unaudited) Nine Months Ended September 30, 2012	(Unaudited) Nine Months Ended September 30, 2011	(Unaudited) Period From January 14, 2008 (Date of Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,871.643)	$(2,301,468)	$(9,232,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,260	11,152	33,014
Gain (loss) on disposal of equipment	1,129	—	(2,621)
Stock-based compensation	75,178	656,252	1,141,906
Non-cash interest expense related to warrants and derivatives	378,590	447,361	1,141,906
Change in fair value of warrant and derivative liabilities	(504,078)	(339,360)	(896,478)
Gain on settlement of convertible note and warrants	—	—	(137,632)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,688	(69,192)	(304,810)
Accounts payable	848,252	709,016	3,054,792
Accrued liabilities	81,791	215,846	199,341
Related party liabilities	—	(65,232)	(143,640)

Net cash used in operating activities	(1,952,832)	(735,624)	(5,531,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	10,000	—	10,000
Purchases of property and equipment	—	(19,421)	(40,392)

Net cash used in investing activities	10,000	(19,421)	(30,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	365,690	590,000	1,523,238
Repayment of borrowings	—	—	(100,000)
Proceeds from issuance of common stock	1,326,852	143,712	3,124,792
Proceeds from the issuance of stock options	—	—	200,818
Proceeds from issuance of convertible preferred stock	250,000	(26,186)	790,000
Costs of financings	—	—	(76,187)
Proceeds from sale of warrant	—	—	35

Net cash provided by financing activities	1,942,542	707,526	5,562,696

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(290)	(47,521)	580

CASH AND CASH EQUIVALENTS - Beginning of period	870	47,521

CASH AND CASH EQUIVALENTS - End of period	$580	$—	$580

NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of convertible promissory notes for preferred stock	$—	$—	$195,342

Issuance of warrants to investors	$—	$23,329	$371,180

Bifurcation of derivatives embedded in convertible notes	$—	$250,622	$548,053

Preferred stock warrants reclassified from liabilities to equity	$2,032	$—	$37,110

Issuance of convertible notes in lieu of payment of payable	$284,313	$21,250	$438,090

Dividend to founder for assumption of debts	$—	$—	$365,870

  See notes to financial statements.

AMARANTUS BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

Amarantus BioSciences, Inc. (the “Company”) was incorporated on January 14, 2008 in the state of Delaware. The Company is a development stage biopharmaceutical drug development company dedicated to sourcing high-potential therapeutic platform technologies and aligning their development with complementary clinical-stage compounds to reduce overall enterprise risk. Through September 30, 2012, the Company has been primarily engaged in biotechnology research and development and raising capital.

2. DEVELOPMENT STAGE AND GOING CONCERN

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of September 30, 2012, as defined by the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. As of September 30, 2012, the Company has been funded by equity and debt financings. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of September 30, 2012, the Company had cash and cash equivalents of $580. During the three months ended September 30, 2012, the Company incurred a net loss of $564,378 and had negative cash flows from operating activities of $390,245. In addition, the Company had an accumulated deficit of $9,598,072 at September 30, 2012. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt or equity financings. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and equipment at September 30, 2012 and December 31, 2011, consisted of the following:

	September 30,	December 31,
	2012	2011
Equipment	$—	$34,851
Computer equipment	—	3,179
Furniture and fixtures	—	2,363
	—	40,393
Less accumulated depreciation	—	(22,004)
Property and equipment - net	$—	$18,389

	September 30,	September 30,
	2012	2011
Depreciation Expense:
Three months ended	$1,452	$4,132
Inception to Date	33,014
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

To date, the Company has only received research grant revenue and contract revenue. Research grant revenue and contract revenue is recognized as the Company provides the services stipulated in the underlying agreement based on the time and expenditures incurred, and all milestones required in the agreement have been met.  Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided and the milestones are met.  The Company received and recognized total research grant revenue of $-0- for both the three months ended September 30, 2012 and 2011, respectively, as the Company incurred all of the qualifying expenses and all applicable milestones were met. See Note 5 to the financial statements for further information on the research grant revenue received and recognized to date.

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

Net income (loss) per share attributable to Amarantus common stockholders

Basic net income (loss) per share attributable to Amarantus common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. In accordance with FASB ASC 260, because there was a net loss for the period, zero incremental shares were included for diluted earnings per share because the effect would be anti-dilutive.

Recently Adopted Accounting Guidance

Variable Interest Entities. In September 2009, the FASB issued new accounting guidance relating to consolidation of variable interest entities (“VIEs”), which amends the current accounting guidance for determining whether an entity is a VIE and defining the primary beneficiary. This guidance also requires additional disclosures relating to involvement with a VIE. We adopted this guidance during the first quarter of our fiscal 2010. The adoption of this guidance did not have a material effect on our Financial Statements and disclosures.

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

In September 2011, the FASB issued guidance concerning the presentation of Comprehensive Income in the financial statements. Entities will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The disclosure requirements are effective for annual and interim periods beginning after December 15, 2011 and should be retrospectively applied. The implementation of this guidance is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

4. AGREEMENT AND PLAN OF MERGER

On May 25, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amarantus Biosciences, Inc., a privately held Delaware corporation (“Amarantus”), and JKIK Acquisition Corp. (“Acquisition Sub”), our newly formed wholly-owned Delaware subsidiary. In connection with the closing of this merger transaction, Amarantus merged with and into Acquisition Sub (the “Merger”) on May 25, 2011, with the filing of articles of merger with the Delaware Secretary of State.

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

Expenses incurred with the merger were $26,186 and were recorded as part of Stockholders’ Equity.

The Merger was accounted for as a reverse recapitalization. Reverse recapitalization accounting applies when a non-operating public shell company (Jumpkicks) acquires a private operating company (Amarantus) and the owners and management of the private operating company have actual or effective voting and operating control of the combined company. A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. In the Merger transaction, Jumpkicks qualified as a non-operating public shell company because all pre-merger business assets and liabilities were transferred to and assumed by the sole officer and director of Jumpkicks, prior to the completion of the Merger. The reverse recapitalization accounting is attributable to a long-held position of the staff of the Securities and Exchange Commission as the acquisition of a non-operating public shell company does not qualify as a business for business combination purposes, as described in Accounting Standards Codification Topic 805, Business Combinations.

Complete information regarding the merger was included in our Form 8K/A filed on June 3, 2011.

5. MICHAEL J. FOX FOUNDATION GRANT

In April 2010, the Company was awarded a grant from the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”). Pursuant to the MJFF grant, the Company performed research related to comparison and analysis of certain genes in rodent models of Parkinson’s disease. The grant provided for the reimbursement of expenses as incurred up to a maximum of $370,716, payable in two installments with targeted payments in April 2010 and October 2010, and it established two milestones. During the three months ended March 31, 2011, the Company achieved certain milestones and received payment and recorded revenue of $178,308. To date, through September 30, 2012, the Company has received a total of $370,716 from the MJFF.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3	Total
Warrant Liability			$255,451	$255,451
Derivative Liability			30,092	30,092
Total	$—	$—	$285,543	$285,543

Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Total
Warrant Liability			$283,931	$283,931
Derivative Liability			140,706	140,706
Total	$—	$—	$424,637	$424,637

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liability mentioned above for the year ended December 31, 2011, for the period ended September 30, 2012 and for the period from January 14, 2008 (date of inception) to September 30, 2012:

	Warrant	Derivative
	Liability	Liability	Total
January 14, 2008 (date of inception)	$-	$-	$-
Issuance of warrants	52,665		52,665
Issuance of convertible notes		9,377	9,377
Changes in fair value	(15,960)	(4,402)	(20,362)

December 31, 2008	36,705	4,975	41,680
Changes in fair value	(1,692)	(4,975)	(6,667)

December 31, 2009	35,013	0	35,013
Issuance of warrants	3,680		3,680
Issuance of convertibles notes		281,466	281,466
Reclassification of warrants to equity	(37,110)		(37,110)
Cancellation of warrants	(65,082)		(65,082)
Changes in fair value	67,915	6,081	73,996

December 31, 2010	$4,416	$287,547	$291,963
Issuance of warrants	314,835		314,835
Issuance of convertible notes		257,210	257,210
Changes in fair value	(35,320)	(404,051)	(439,371)

December 31, 2011	$283,931	$140,706	$424,637
Issuance of warrants
Issuance of convertible notes		369,910	369,910
Changes in fair value	(26,448)	(480,524)	(506,972)
Reclassification of warrants to equity	(2,032)		(2,032)

September 30, 2012	$255,451	$30,092	$285,543

The valuation of the convertible stock warrant liability is discussed in Note 8.

7. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2012 and December 31, 2011, consisted of the following:

	September 30,	December 31,
	2012	2011
Accrued compensation and related benefits	$18,746	$18,746
Accrued interest	134,735	58,462
Total	$153,481	$77,208
F-11

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

These notes bear interest at a rate of 5% per annum, with all principal and accrued interest payable on the maturity date. Principal and unpaid accrued interest due under these notes shall be automatically converted into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to one-third of the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into shares of our most recently closed equity financing, based on a conversion price equal to one-third of the price per share of the most recently closed equity financing. On May 30th, 2012, at the request of a majority of the noteholders, the Company modified the conversion terms to allow these notes to convert at a fixed price of $0.04 at any time, with all other provisions remaining exactly the same.

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

These notes bear interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date. Principal and unpaid accrued interest due under these notes shall be converted, at the option of the holder, into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class of Preferred Stock, with the conversion price per share to be based upon a pre-money valuation of the company at that time of $2,000,000. These notes also include 20% warrant coverage which expires seven years from the date of the note. In September 2012, $24,537 of the note principal plus accrued interest was assigned to a new investor. Along with this assignment the warrants associated with these specific notes have been cancelled.

We are currently party to a Sponsored Research Agreement (“SRA”) with MMRI under which we are provided office and laboratory space, use of research equipment, and other items within MMRI’s research facility in exchange for a monthly Sponsor Research Fee. The notes detailed above, in conjunction with certain warrants to purchase stock, were issued in payment of 50% of the respective monthly fees due under this agreement. In September 2012 we terminated our SRA and entered into a month to month Storage Agreement which provides storage for the frozen cell lines.

In addition, we owe the principal sum of $12,240 to The Parkinson’s Institute, which was issued a Convertible Promissory Note under the terms of a Note and Warrant Purchase Agreement dated August 25, 2010. This note bears interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date of August 25, 2012. Principal and unpaid accrued interest due under this note shall be automatically converted into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class new class of Preferred Stock, with the conversion price per share to be based upon a pre-money valuation of the company at that time of $2,000,000. In addition the note holder has warrant coverage equal to 5% of the note principal with a warrant exercise price equal to the next equity financing per share price, and expiration seven years from the date of the note. In September 2012, $12,240 of the note principal plus accrued interest was assigned to a new investor. Along with this assignment the warrants associated with these notes have been cancelled.

In June, 2012, we entered into a convertible note agreement with an investor for a principal amount of $39,831. This note bears an interest rate of 12% per annum, compounded monthly, and has a maturity date of June 5, 2013. The note holder has the option to convert the note into common stock at any time, conversion at 55% of the lowest trading price over the prior three trading days from the date of conversion. We have the option to prepay the note at any time in the amount of 150% of the principal and unpaid accrued interest. This note represents the assignment of the Parkinson’s and MMRI notes discussed earlier. In June 2012 the note holder converted $9,831 into common stock. In August 2012 the note holder assigned their remaining balance, $30,000, plus accrued interest to a new note holder.

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

In August, 2012, we entered into a convertible note agreement with an investor for a principal amount of $30,880. This note bears an interest rate of 12% per annum, compounded monthly, and has a maturity date of June 5, 2013. The note holder has the option to convert the note into common stock at any time, conversion at 55% of the lowest trading price over the prior three trading days from the date of conversion. We have the option to prepay the note at any time in the amount of 150% of the principal and unpaid accrued interest. This note is an assignment of a previous note. Also in September, 2012, the note holder converted $10,805 of the principal into common shares of the Company.

In September, 2012, we entered into a two separate convertible note agreement with an investor for a principal amount of $30,000 and $42,000, both the result of prior issued note assignments. These notes bear an interest rate of 12% per annum, and have a maturity date of September 14, 2013 and September 27, 2013, respectively. The note holder has the option to convert the notes into common stock at any time, conversion at 50% of the lowest trading price over the prior twenty trading days from the date of conversion. We have the option to prepay the note at any time in the amount of 125% of the principal and unpaid accrued interest. Also in September, 2012, the note holder converted all of the $30,000 note principal into common shares of the Company.

We also owe the principal sum of $500,000 to a total of ten (10) investors who were issued Secured Convertible Promissory Notes under the terms of a Senior Secured Convertible Promissory Note Agreement dated December 28, 2010, as amended May 20, 2011 as follows:

Principal Amount	Issue Date	Maturity Date	Assigned
$125,000	12-28-10	12-6-11	$42,000	Assigned August 2012
$62,500	12-28-10	12-6-11
$100,000	4-15-11	12-6-11
$25,000	4-18-11	12-6-11
$25,000	5-13-11	12-6-11
$50,000	5-19-11	12-6-11
$25,000	5-24-11	12-6-11
$25,000	5-24-11	12-6-11
$31,250	6-7-11	12-6-11
$31,250	6-9-11	12-6-11

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

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $90,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.10 or $0.20 per share. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors at the equivalent of 100% of the principal amount of the notes divided by the respective price per share of the stock which the principal of the note converts into. The warrants expire one year from the date of the note. During the nine month ended September 30, 2012, $57,000 of these convertible notes converted to Company Common shares and another $20,000 was assigned to another note holder in September 2012.

Principal Amount	Issue Date	Maturity Date		Converted to Equity	Assigned	Assigned or Conversion Date
$21,000	7-28-11	1-24-12		$21,000		February 2012
$21,000	7-28-11	1-24-12		$21,000		February 2012
$10,000	8-16-11	2-12-12	$
$20,000	8-18-11	2-14-12			$20,000	September 2012
$5,000	9-6-11	3-4-12		$5,000		February 2012
$5,000	9-9-11	3-7-12		$5,000		February 2012
$3,000	9-26-11	3-24-12
$5,000	11-2-11	4-30-12		$5,000		February 2012

During the period October, 2011 through September 30, 2012, the Company issued convertible promissory notes to various investors for aggregate proceeds of $283,688. Principal and interest on these convertible notes accrue at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.01 or $0.165 per share.

Principal Amount	Issue Date	Maturity Date		Converted to Equity	Conversion Date
$5,000	10-27-11	4-24-12		$5,000	February 2012
$10,000	11-23-11	5-21-12
$30,000	11-30-11	5-28-12		$30,000	February 2012
$10,000	12-8-11	6-5-12		$10,000	February 2012
$5,000	12-14-11	6-11-12		$5,000	February 2012
$5,000	12-30-11	6-27-12		$5,000	February 2012
$3,638	1-5-12	7-3-12
$100,000	1-17-12	7-15-12
$7,800.	2-8-12	8-6-12
$3,750	2-21-12	8-19-12		$3,750	February 2012
$25,000	4/2/12	9/29/12		$25,000	April 2012
$5,000	5/18/12	11/14/12	$
$13,000	6/6/12	12/3/12
$5,000	7/10/12	1/6/13
$50,000	8/23/12	2/19/13
$5,500	9/4/12	3/3/13

In March, 2012, $9,500 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $10,000. The ROI has a redemption value of $10,500 due on demand and the convertible promissory note is for $9,500, non-interest bearing, due September 20, 2012, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading dates from the date of conversion notice. In September 2012 the convertible note converted to common stock.

In August, 2012, $6,066 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $6,066. The ROI has a redemption value of $672.44 due on demand and the convertible promissory note is for $6,066, non-interest bearing, due February 21, 2013, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading dates from the date of conversion notice. In September 2012 the convertible note converted to common stock.

During the six months ended June 30, 2012, the Company issued two convertible promissory notes to one investor totaling $39,325 Principal and interest on these convertible notes accrued at the rate of 12% per annum. The holder of the note can convert the note to common shares of the Company at any at 50% of lowest trading bid price for prior twenty trading days before conversion. Both notes were converted on the same day as the issuance date.

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

Principal Amount	Issue Date	Maturity Date		Converted to Equity	Conversion Date
$37,500	2-7-12	10-27-12	$ $	24,000 2,767	August 2012 September 2012
$17,000	3/19/12	12-21-12
$13,000	5/3/12	2/7/13
$24,000	6/13/12	5/13/12

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

As of September 30, 2012 and December 31, 2011, the fair value of the derivative liability was $30,092 and $140,706, respectively. The changes in fair value for the three month periods ended September 30, 2012 and September 30, 2011 of $226,429 and $152,453 respectively, and for the nine month periods ended September 30, 2012 and September 30, 2011 of $480,524 and $312,907 respectively, and the period from January 14, 2008 (date of inception) to September 30, 2012 of $889,742 have been recorded in the accompanying statements of operations as a component of other income (expense).

9. COMMITMENTS AND CONTINGENCIES

Commitments — The Company leases its main office facility and a second facility for research in Sunnyvale, CA under sublease agreements that provide for month-to-month extensions by the Company.

Rent expense for the three months ended September 30, 2012 and September 30, 2011 was $11,036 and $30,336, respectively, and for the nine months ended September 30, 2012 and September 30, 2011 rent expense was $27,950 and $91,825, respectively. For the period from January 14, 2008 (date of inception) to September 30, 2012, rent expense was $280,169

Effective November 1, 2011 the Company entered into a consulting agreement where the consultant is to receive a stock option for common stock of 500,000 shares, fully vested, to be priced upon the Board of Directors approving such grant.

Contingencies — From time to time, the Company may become involved in litigation. On January 6, 2012 the Company was served a summons regarding the filing of a lawsuit (Complaint for Breach of Contract, Specific Performance and Common Counts) against the Company by a former consultant to the Company, Peter Freeman v. Amarantus BioSciences, Inc. In August, 2012, the company reached a settlement with Mr. Freeman whereby he will receive payment of $44,000, in monthly installments of $5,000 until fully paid.

On April 17, 2012 the Company was served a summons regarding the filing of a lawsuit (Complaint for Breach of Contract, Account Stated, and Reasonable Value) against the Company by Trinet HR, a former payroll services provider to the Company, Trinet HR v. Amarnatus Biosciences, Inc. The suite of for a total of $12,196 for services previously provided to the Company.

On August 8, 2012 the Company was served a summons regarding the filing of a lawsuit (Complaint for Breach of Contract) against the Company by On Assignment Staffing Services, Inc., a temporary staffing agency, for outstanding debts of $36,414 allegedly due On Assignment Staffing Services, Inc.

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

10. COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 250,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends when and if declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. As of September 30, 2012, no dividends had been declared.

Common stock that the Company had reserved for issuance at September 30, 2012, is as follows:

Exercise and conversion of common stock warrants	$1,743,056
Stock options outstanding	1,829,030
Stock options available for future grants under the 2008 Stock Plan	1,535,876
Total shares of common stock reserved	$5,107,962

As of September 30, 2012 the Company had outstanding $1,311,800 of convertible note principal. These convertible notes, along with related accrued interest, convert upon the Next Equity Financing or at the option of the note holder. These notes convert at various rates ranging from established conversion prices to variable discounted prices calculated as an average or the lowest trading prices over a certain number or prior trading days. Some notes have warrants that range from

$17,000 of convertible debt principal have interest at 5% and warrants equivalent to 20% of the principal balance, respectively, and convert upon the next equity financing.

$500,000 of convertible note principal and related accrued interest convert at two-thirds the price per share of the Next Equity Financing and have warrants equivalent to 100% of the principal balance

$230,000 of convertible note principle and related accrued interest convert at $0.04 per share.

$283,688 of convertible note principal having interest at 6%, can convert at prices ranging from $0.002 to $0.165 per share at anytime at the option of the note holder, and have no warrants. As of September 30, 2012, $83,750 of the principal of this $283,688 convertible debt has converted to common shares.

$90,000 of convertible note principal having interest at 6%, can convert at $0.10 or $0.20 per share at anytime at the option of the note holder and warrants equivalent to 100%. As of September 30, 2012, $57,000 of the principal of this $90,000 convertible debt has converted to common shares.

$244,988 of convertible note principal, having an interest rate of 8.5%. no warrants, can convert at $0.11 per share at anytime at the option of the note holder.

$91,500 of convertible note principal, having and interest rate of 8%, no warrants, can convert at 50-55% of the average of the two-three lowest trading days of the prior 10-60 trading days, there is a 180 day waiting period before the holder has the option to convert to common shares. As of September 30, 2012, $26,767 has converted to common stock.

$9,500 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $10,000. The ROI has a redemption value of $10,500 due on demand and the convertible promissory note is for $9,500, non-interest bearing, due September 20, 2012, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading dates from the date of conversion notice. The common share effect of the convertible debt is not included in the above schedule since the number of shares will not be determinable until the Next Equity Financing. (See Note 8). This convertible note converted to common shares in September 2012.

$30,000 of convertible note principal, having interest of 12% per annum, compounded monthly, can convert any time at the option of the note holder, conversion at 55% of the lowest trading price over the prior three trading days from the date of conversion. As of September, 2012 this note has been assigned.

$21,500 of convertible note principal, having interest of 12% per annum, can convert anytime at the option of the note holder, can convert at 55% of the average of the three lowest trading prices over the prior ten trading days from the date of conversion.

$30,880 of convertible note principal, having interest of 12% per annum, compounded monthly, can convert any time at the option of the note holder, conversion at 55% of the lowest trading price over the prior three trading days from the date of conversion. As of September, 2012 this note has been assigned. Also in September, 2012, the note holder converted $10,805 of the principal into common shares of the Company.

$72,000 of convertible notes principal, having interest of 12% per annum, compounded monthly, can convert any time at the option of the note holder, conversion at 50% of the lowest trading price over the prior twenty trading days from the date of conversion. As of September, 2012 this note has been assigned. Also in September, 2012, the note holder converted all of the $30,000 note principal into common shares of the Company.

The common share effect of the warrants related to the following convertible debt has been included in the above schedule.

During the nine months ended September 30, 2012 the Company issued $1,746,497 worth of common stock, $1,272,412 to various consultants for services, it paid $54,442 of trade accounts payable with shares of common stock in settlement of the trade debt and it paid $419,643 to acquire rights to certain technology.

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

		Outstanding Options
			Weighted-	Weighted-
	Shares		Average	Average
	Available for	Number of	Exercise	Remaining
	Grant	Shares	Price	Contractual Term
Balance - January 14, 2008
(date of inception)

Shares added to the plan	6,085,136

Balance - December 31, 2008	6,085,136

Balance - December 31, 2009	6,085,136

Shares added to the plan	4,656,991		0.01

Options granted (weighted average fair values of $0.0237)	(3,206,494)	3,206,494	0.01	9.2

Balance - December 31, 2010	7,535,633	3,206,494	0.01	9.2

Shares added to the plan

Options granted (weighted average fair value of $0.0237)
Employee	(4,610,422)	4,610,422	0.01
Non-Employee	(3,601,407)	3,601,407	0.01

Cancelled Shares	2,212,071	(2,212,071)	0.01

Options exercised		(7,532,454)	0.01

Balance - December 31, 2011	1,535,875	1,673,797

Options vested-
September 30,2012	6,899,011

Options vested and expected to vest-
September 30, 2012	7,951,362
F-20

Stock-based compensation expense for the three and nine month periods ended September 30, 2012 and September 30, 2011, and the period from January 14, 2008 (date of inception) to September 30, 2011, is classified in the statements of operations as follows:

					Period From
	Three	Three	Nine	Nine	January 14, 2008
	Months Ended	Months Ended	Months Ended	Months Ended	Date of Inception
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2012	2011	2012	2011	2012
Research and development	$17,931	$33,438	$24,857	$492,717	$567,348
General and administrative	38,187	12,871	50,321	106,428	189,258

Total	$56,118	$46,309	$75,178	$599,145	$756,606

At September 30, 2012, there was a total of $18,044 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

The fair value of the Company’s stock-based awards during the year ended December 31, 2011, and the period from January 14, 2008 (date of inception) to September 30, 2012, was estimated using the following weighted-average assumptions:

			Period From
			January 14, 2008
	Nine Months Ended	Mine Months Ended	(Date of Inception)
	September 30,	September 30,	to September 30,
	2012	2011	2012
Weighted-average volatility	71.0%	71.0%	71.0%
Expected term (in years)	5	5	5
Expected dividends	None	None	None
Risk-free interest rate	0.72%	1.76%	1.76%

12. SEGMENT REPORTING

The Company operates in one reportable segment. The Company's Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company's operations as a whole and reviews financial information presented on this basis, for purposes of evaluating financial performance and allocating resources.

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

The Company has recorded a total of $287,462 and $222,230 as of December 2010 and 2011, respectively in obligations reflecting this liability in its financial statements. The Company recorded the assumption of the Neurotrophics debts as a dividend distribution in 2008.

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

On August 23, 2012 we entered into a Convertible Promissory Note (the “Note”) with PENSCO Trust Co. FBO Robert L. Harris. Mr. Harris is currently a member of our board of directors and has lent us the principal sum of $50,000 under the terms of the Note. The Note accrues interest at a rate of six percent (6%) per annum and is due and payable within 180 days unless extended by agreement of the parties. The Note may be prepaid without penalty. The Note may be converted in whole or in part, at the election of the holder, into shares of our common stock at a price of $0.015 per share. The conversion price will be adjusted proportionately in the event of any split, reorganization, or reclassification of our common stock. In the event of our default, the Note will bear interest at the rate of twelve percent (12%) per annum.

Effective July 31, 2012, Martin D. Cleary resigned from his position as director and the Chairman of our Board of Directors. Also effective July 31, 2012, Eugene Mancino resigned from his position as a director. There was no known disagreement with Mr. Cleary or Mr. Mancino on any matter relating to the Company’s operations, policies, or practices.

In July, 2012, the Board of Directors designated 2,500,000 shares of the 10,000,000 shares of authorized Preferred Stock as Series B Convertible Preferred Stock (“Series B”). The Series B stock have a par value of $0.001 per share, have no liquidation rights or rights to a dividend, has a conversion feature of fifty shares of Common stock for each share of Series B, Series B cannot convert to Common until the second annual anniversary of the designation of the Series B Preferred, or a change in control occurs (defined as a 50% change in the voting power of the outstanding shares occurs). The holders of Series B shall be entitled to vote along with the Common Shares, at the same rate as if the Series B shares have been fully converted into Common Shares. In July, 2012 the Board of Directors granted 1,248,250 options to purchase Series B stock to certain officers and directors in consideration for services performed from inception to May 26, 2011 for which no consideration was paid. The Series B shall grant the Company a repurchase option exercisable within 90 days of the voluntary or involuntary termination of the purchaser’s service with the Company for any reason (including death or disability). In addition, the Series B is subject to the following vesting schedule: 25% vests immediately upon issuance, and the balance of the shares shall vest at the rate of one thirty-sixth (1/36) of the amount of shares based upon each year being a 12 month period, so that the shares will be vesting pro rata. For example, if 48,000 Series B shares are granted, 12,000 Series B shares shall vest immediately and 1,000 shares shall vest on a monthly basis for 36 months.

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

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were available for issuance. The Company determined that the financial statements were available for issuance on November 17, 2012.

On January 16, 2012 the Company entered into a License Agreement with Power3 Medical Products, Inc (“Power3”) to license the NuroPro diagnostic test for Parkinson's disease to Amarantus BioSciences (the "License"). As part of the License, Amarantus was granted an option to acquire the Parkinson's Intellectual Property, and a right of first refusal to acquire the entire diagnostic platform for neurodegenerative diseases (collectively the "IP").  This license may have been granted at a time when Power3 did not have the authority to grant a license in some of its intellectual property (IP). On March 15th, 2012 Power3 filed for bankruptcy and the Receiver sold Power3's IP in receivership to NeoGenomics, Inc.  Although this sale may be subject to the avoidance powers of the Chapter 7 Trustee, at this time NeoGenomics has title to certain IP. Amarantus has put NeoGenomics on notice of the licensing agreement entered into with Power3 in order to provide equitable defenses in the event NeoGenomics makes an infringement claim against Amarantus. Amarantus is currently reviewing its legal options with respect to material misrepresentations made by the Executive Officers of Power3 at the time of the Licensing Agreement. Amarantus has also initiated discussions with NeoGenomics to acquire the IP related to the assignment made by the Receiver and expects those discussions to continue throughout the Power3's bankruptcy process. At this point the Company does not know how long the bankruptcy process may take. In August, 2012, the Company learned that the IP now belongs to the bankruptcy estate, and the Trustee has provided notice to the Patent and Trademark Office of the change in ownership. Further the Trustee willing to work with Amarantus with complying with Power 3’s original agreement with Amarantus, and has put forth a proposal which the Company in reviewing. In November 2012, the Company responded to the Trustee’s proposal and is currently waiting for a formal reply from the Trustee.

In November, 2012 the Board of Directors granted 1,250,000 options to purchase Series B stock to certain officers and directors in consideration for services performed from May 27, 2011 to June 30, 2012 for which no consideration was paid.  The Series B shall grant the Company a repurchase option exercisable within 90 days of the voluntary or involuntary termination of the purchaser’s service with the Company for any reason (including death or disability). In addition, the Series B is subject to the following vesting schedule: 25% vests immediately upon issuance, and the balance of the shares shall vest at the rate of one thirty-sixth (1/36) of the amount of shares based upon each year being a 12 month period, so that the shares will be vesting pro rata. For example, if 48,000 Series B shares are granted, 12,000 Series B shares shall vest immediately and 1,000 shares shall vest on a monthly basis for 36 months.

The Company issued a Convertible Promissory Note to Joseph Rubinfeld, co-founder of Amgen, in the principle amount of $10,000. The Note bears interest at the rate of six percent (6%) per annum until paid in full and can convert into shares of the Company’s common stock at a price of $0.01 per share.

The Company issued a Convertible Promissory Note to an undisclosed high-net worth individual investor in the principle amount of $50,000. The Note bears interest at the rate of six percent (6%) per annum until paid in full and can convert into shares of the Company’s common stock at a price of $0.05 per share, subject to certain provisions met by the Company. Certain uses of proceeds were required with the funding.

In November 2012, the Company issued a Convertible Promissory Note to an Dominion Capital, LLC (the “Investor”) in the principal amount of $600,000. The Note bears interest at the rate of ten percent (10%) per annum until paid in full and can convert into shares of the Company’s common stock at a price of $0.10 per share, subject to certain provisions met by the Company.  The note is not convertible into common shares for 6 months, and the Company has the option to pay the note in cash at its discretion at any time. Monies will be paid to the Company in four separate tranches of $150,000 over a 6 week period, subject to certain milestones. The Investor agreed to “no shorting” provisions.

In November 2012, the Company entered into another unrelated equity financing arrangement with Ironridge Global IV Ltd, a long-only institutional fund (the “Fund”) that assists public companies in financing operations and expansion.  The Company settled over $500,000 in accounts payable, which the fund had acquired from various creditors of the Company, in exchange for shares of common stock. The transaction substantially reduced the Company's liabilities, including a portion of its outstanding accounts payable balance. Fund investor agreed to “no shorting” provisions.

In July 2012, the Company became aware of the escalation of a patent dispute, in the form of a formal hearing with the European brought forth by Hermo Pharma, Oy (“Hermo”) based in Helsinki, Finland. Hermo had had sought to invalidate the Company’s European Union composition of matter patents (“European Patents”) based upon what the Company believed to be frivolous grounds. At a hearing held November 6th, 2012 the Opposition Division of the European Patent Office upheld the Company’s European Patents relating to neurotrophic factor MANF, following opposition by rival Hermo . The Opposition Division held that the Opponent’s arguments did not prejudice the maintenance of the European Patents as originally granted, with broad claims covering MANF and its derivatives. Hermo had not contested the validity of the European Patents on the basis of novelty or inventive step, but had objected to the broad scope of the claims. However, after due consideration of comprehensive legal and technical oral submissions from both sides, the Opposition Division rejected Hermo’s arguments and upheld the European Patents claims without restriction.

At a meeting held November 13th, 2012, the Board of Directors approved an increase in the authorized common shares of the corporation from 250,000,000 to 1,000,000,000. This increase was ratified by a written majority of voting of the common shares of the corporation in order to position the corporation for long-term growth. In conjunction with this decision, the Board and majority shareholders also approved relocating the Company’s state of incorporation from Delaware to Nevada primarily due to certain tax considerations for the corporation going forward.

At a meeting held November 13th, 2012, the Board of Directors approved an increase in the 2008 Stock Option plan from 18,242,127 common shares to 50,000,000 common shares. The Company intends to be extremely diligent in issuing common shares under this Option Plan, with the primary purpose to incentivize and reward employees, significant consultants and advisors who will be contributing to the future success of the Company.

On November 16th, 2012, the Company became aware of a lawsuit filed by Alpha Capital Ansalt (“Alpha”) in Federal court related to Alpha’s April 24th, 2012 assignment of a non-convertible promissory note in the principle amount of $150,000 dated October 4th, 2011 from Dr. Samuel Herschkowitz, a former advisor to the Company. It is the Company’s understanding that Alpha paid $165,000 to acquire the note from Dr. Herschkowitz and that in the Assignment and Escrow Agreement dated April 24th, Dr. Herschkowitz assigned the note to Alpha free and clear of all liens, mortgages, pledges, security interests, encumbrances or charges of any kind or description and upon consummation of the transaction, good title in the Note shall vest in Alpha, free of all liens and other charges. On November 8th, 2012 the Company repaid $10,000 against the principle of the note by way of wire transfer. The Company intends to defend the corporation against this lawsuit and is reviewing legal options with counsel.

In January, 2012, the Company entered into a consulting agreement with MD Global Partners, LLC (“MD Global”) related to certain broker-dealer advisory and consulting services for the Company. The Company worked with MD Global with the purpose of improving shareholder value and issued to MD Global 250,000 of Series A Preferred stock in consideration for services. The Company is currently negotiating a settlement of the Series A Preferred.

Effective November 14th, 2012, we appointed VStock Transfer as our transfer agent.

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

7. Chinese MANF Method of Use Patent Application

8. Indian MANF Method of Use Patent Application

9. Brazilian MANF Method of Use Patent Application

10. PCT Neurodegenerative disorders Method of Use Patent Application

Personnel

We currently have three (3) employees/consultants. Our current internal departments include Business Development, Finance, Research & Development and Administration. We are led by a management team that includes an engineer, a scientist, a finance executive and a business executive. We intend to expand our management team as operations ramp up to include additional technical staff required to achieve our business objectives.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently plan to purchase specific additional physical plant and significant equipment within the immediate future. We do not currently have specific plans to change the number of our employees during the next twelve months.

Results of Operations For Amarantus Biosciences, Inc. For The Three Months Ended September 30, 2012 and September 30, 2011

During the three months ended September 30, 2012, Amarantus generated no revenue and incurred $591,504 in operating expenses, resulting in a loss from operations of $591,504. Operating expenses consisted of research and development costs of $32,837 and general and administrative expenses of $558,668. During the three months ended September 30, 2012, Amarantus incurred interest expense of $197,577 and other income of $225,832 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the three months September 30, 2012 was $564,378. Stock based compensation accounted for $56,118 of the $564,378 net loss for the three months ended September 30, 2012.

During the three months ended September 30, 2011, Amarantus generated revenue of $35,280 and incurred $493,301 in operating expenses, resulting in a loss from operations of $458,022. Operating expenses consisted of research and development costs of $132,496 and general and administrative expenses of $360,805. During the three months ended September 30, 2011, Amarantus incurred interest expense of $254,775 and other income of $176,177 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the three months September 30, 2011 was $671,620. Stock compensation of $46,310 was included in the $671,620 of net loss for the three months ended September 30, 2011.

Results of Operations For Amarantus Biosciences, Inc. For The Nine Months Ended September 30, 2011 and September 30, 2010

During the nine months ended September 30, 2012, Amarantus generated no revenue and incurred $2,889,451 in operating expenses, resulting in a loss from operations of $2,889,451. Operating expenses consisted of research and development costs of $466,081 and general and administrative expenses of $2,423,370. During the nine months ended September 30, 2012, Amarantus incurred interest expense of $485,141 and other income of $504,078 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the nine months September 30, 2012 was $2,871,643. Stock compensation accounted for $75,178 of the $2,871,643 net loss for the nine months ended September 30, 2012.

During the nine months ended September 30, 2011, Amarantus generated $213,588 of revenue and incurred $2,234,294 in operating expenses, resulting in a loss from operations of $2,020,706. Operating expenses consisted of research and development costs of $897,982 and general and administrative expenses of $1,336,312. During the nine months ended September 30, 2011, Amarantus incurred interest expense of $485,121, other income of $339,359 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the nine months September 30, 2011 was $2,301,468. Stock compensation accounted for $599,145 of the $2,301,468 net loss for the nine months ended September 30, 2011.

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

Liquidity and Capital Resources

As of September 30, 2012, we had current assets in the amount of $304,390 consisting of $580 in cash and cash equivalents and $303,810 in prepaid expenses and other current assets. As of September 30, 2012, we had current liabilities in the amount of $4,615,135, consisting of $2,605,264 in accounts payable, $153,481 in accrued liabilities, $222,230 in related party liabilities, $190,440 in notes payable, $255,451 in current portion of warrant liability, $30,092 in the current portion of derivative liabilities, and $1,158,176 in the current portion of convertible promissory notes. As of September 30, 2012, we had a working capital deficit in the amount of $4,310,745.

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
8

These notes bear interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date. Principal and unpaid accrued interest due under these notes shall be converted, at the option of the holder, into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class of Preferred Stock, with the conversion price per share to be based upon a pre-money valuation of the company at that time of $2,000,000. These notes also include 20% warrant coverage which expires seven years from the date of the note. In September 2012, $24,537 of the note principal plus accrued interest was assigned to a new investor. Along with this assignment the warrants associated with these specific notes have been cancelled.

We are currently party to a Sponsored Research Agreement (“SRA”) with MMRI under which we are provided office and laboratory space, use of research equipment, and other items within MMRI’s research facility in exchange for a monthly Sponsor Research Fee. The notes detailed above, in conjunction with certain warrants to purchase stock, were issued in payment of 50% of the respective monthly fees due under this agreement. In September 2012 we terminated our SRA and entered into a month to month Storage Agreement which provides storage for the frozen cell lines.

In addition, we owe the principal sum of $12,240 to The Parkinson’s Institute, which was issued a Convertible Promissory Note under the terms of a Note and Warrant Purchase Agreement dated August 25, 2010. This note bears interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date of August 25, 2012. Principal and unpaid accrued interest due under this note shall be automatically converted into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class new class of Preferred Stock, with the conversion price per share to be based upon a pre-money valuation of the company at that time of $2,000,000. In addition the note holder has warrant coverage equal to 5% of the note principal with a warrant exercise price equal to the next equity financing per share price, and expiration seven years from the date of the note. In September 2012, $12,240 of the note principal plus accrued interest was assigned to a new investor. Along with this assignment the warrants associated with these notes have been cancelled.

In June, 2012, we entered into a convertible note agreement with an investor for a principal amount of $39,831. This note bears an interest rate of 12% per annum, compounded monthly, and has a maturity date of June 5, 2013. The note holder has the option to convert the note into common stock at any time, conversion at 55% of the lowest trading price over the prior three trading days from the date of conversion. We have the option to prepay the note at any time in the amount of 150% of the principal and unpaid accrued interest. This note represents the assignment of the Parkinson’s and MMRI notes discussed earlier. In June 2012 the note holder converted $9,831 into common stock. In August 2012 the note holder assigned their remaining balance, $30,000, plus accrued interest to a new note holder.

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

In August, 2012, we entered into a convertible note agreement with an investor for a principal amount of $30,880. This note bears an interest rate of 12% per annum, compounded monthly, and has a maturity date of June 5, 2013. The note holder has the option to convert the note into common stock at any time, conversion at 55% of the lowest trading price over the prior three trading days from the date of conversion. We have the option to prepay the note at any time in the amount of 150% of the principal and unpaid accrued interest. This note is an assignment of a previous note. Also in September, 2012, the note holder converted $10,805 of the principal into common shares of the Company.

In September, 2012, we entered into a two separate convertible note agreement with an investor for a principal amount of $30,000 and $42,000, both the result of prior issued note assignments. These note bear an interest rate of 12% per annum, and have a maturity date of September 14, 2013 and September 27, 2013, respectively. The note holder has the option to convert the notes into common stock at any time, conversion at 50% of the lowest trading price over the prior twenty trading days from the date of conversion. We have the option to prepay the note at any time in the amount of 125% of the principal and unpaid accrued interest. Also in September, 2012, the note holder converted all of the $30,000 note principal into common shares of the Company.

We also owe the principal sum of $500,000 to a total of ten (10) investors who were issued Secured Convertible Promissory Notes under the terms of a Senior Secured Convertible Promissory Note Agreement dated December 28, 2010, as amended May 20, 2011 as follows:

Principal Amount	Issue Date	Maturity Date		Assigned
$125,000	12-28-10	12-6-11		$42,000	Assigned August 2012
$62,500	12-28-10	12-6-11	$
$100,000	4-15-11	12-6-11	$
$25,000	4-18-11	12-6-11	$
$25,000	5-13-11	12-6-11	$
$50,000	5-19-11	12-6-11	$
$25,000	5-24-11	12-6-11	$
$25,000	5-24-11	12-6-11	$
$31,250	6-7-11	12-6-11	$
$31,250	6-9-11	12-6-11	$

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

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $90,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.10 or $0.20 per share. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors at the equivalent of 100% of the principal amount of the notes divided by the respective price per share of the stock which the principal of the note converts into. The warrants expire one year from the date of the note. During the nine months ended September 30, 2012, $57,000 of these convertible notes converted to Company Common shares and another $20,000 was assigned to another note holder in September 2012.

Principal Amount	Issue Date	Maturity Date		Converted to Equity		Assigned	Assigned or Conversion Date
$21,000	7-28-11	1-24-12		$21,000	$		February 2012
$21,000	7-28-11	1-24-12		$21,000	$		February 2012
$10,000	8-16-11	2-12-12	$		$
$20,000	8-18-11	2-14-12				$20,000	September 2012
$5,000	9-6-11	3-4-12		$5,000	$		February 2012
$5,000	9-9-11	3-7-12		$5,000	$		February 2012
$3,000	9-26-11	3-24-12			$
$5,000	11-2-11	4-30-12		$5,000	$		February 2012

During the period October, 2011 through September 30, 2012, the Company issued convertible promissory notes to various investors for aggregate proceeds of $283,688. Principal and interest on these convertible notes accrue at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.01 or $0.165 per share.

Principal Amount	Issue Date	Maturity Date		Converted to Equity	Conversion Date
$5,000	10-27-11	4-24-12		$5,000	February 2012
$10,000	11-23-11	5-21-12
$30,000	11-30-11	5-28-12		$30,000	February 2012
$10,000	12-8-11	6-5-12		$10,000	February 2012
$5,000	12-14-11	6-11-12		$5,000	February 2012
$5,000	12-30-11	6-27-12		$5,000	February 2012
$3,638	1-5-12	7-3-12
$100,000	1-17-12	7-15-12
$7,800.	2-8-12	8-6-12
$3,750	2-21-12	8-19-12		$3,750	February 2012
$25,000	4/2/12	9/29/12		$25,000	April 2012
$5,000	5/18/12	11/14/12	$
$13,000	6/6/12	12/3/12
$5,000	7/10/12	1/6/13
$50,000	8/23/12	2/19/13
$5,500	9/4/12	3/3/13

In March, 2012, $9,500 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $10,000. The ROI has a redemption value of $10,500 due on demand and the convertible promissory note is for $9,500, non-interest bearing, due September 20, 2012, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading dates from the date of conversion notice. In September 2012 the convertible note converted to common stock.

In August, 2012, $6,066 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $6,066. The ROI has a redemption value of $672.44 due on demand and the convertible promissory note is for $6,066, non-interest bearing, due February 21, 2013, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading dates from the date of conversion notice. In September 2012 the convertible note converted to common stock.

During the six months ended June 30, 2012, the Company issued two convertible promissory notes to one investor totaling $39,325 Principal and interest on these convertible notes accrued at the rate of 12% per annum. The holder of the note can convert the note to common shares of the Company at any at 50% of lowest trading bid price for prior twenty trading days before conversion. Both notes were converted to on the same day as the issuance date.

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

Principal Amount	Issue Date	Maturity Date		Converted to Equity	Conversion Date
$37,500	2-7-12	10-27-12		$24,000 2,767	August 2012 September 2012
$17,000	3/19/12	12-21-12	$
$13,000	5/3/12	2/7/13	$
$24,000	6/13/12	5/13/12	$

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

As of September 30, 2012 and December 31, 2011, the fair value of the derivative liability was $30,092 and $140,706, respectively. The changes in fair value for the three month periods ended September 30, 2012 and September 30, 2011 of $226,429 and $152,453 respectively, and for the nine month periods ended September 30, 2012 and September 30, 2011 of $480,524 and $312,907 respectively, and the period from January 14, 2008 (date of inception) to September 30, 2012 of $889,742 have been recorded in the accompanying statements of operations as a component of other income (expense).

In connection with certain liabilities incurred in connection with our June 5, 2008 acquisition of the intellectual property rights to the MANF protein compound, we have an outstanding Promissory Note issued as follows:

Note Payable To:	Amount	Due Date
Neurotrophics, Inc.	$222,083	3-5-15

This note bears interest at the rate of 2% per annum.

On April 24, 2012 the note that existed between Dr. Samuel Herschkowitz and the Company was assigned to Alpha Capital Anstat.

Note Payable To:	Amount	Due Date
Alpha Capital Anstalt	$150,000	4-1-12

The balance due under the Note bears interest at the rate of twenty percent (20%) per year.

November 14, 2012, the Company issued a Convertible Promissory Note to an undisclosed institutional investor (the “Investor”) in the principal amount of $600,000. The Note bears interest at the rate of ten percent (10%) per annum until paid in full and can convert into shares of the Company’s common stock at a price of $0.10 per share, subject to certain provisions met by the Company.  The note is not convertible into common shares for 6 months, and the Company has the option to pay the note in cash at its discretion at any time. Monies will be paid to the Company in four separate tranches of $150,000 over a 6 week period, subject to certain milestones. The Investor agreed to “no shorting” provisions.

Also on November 14, 2012, the Company entered into an another unrelated equity financing arrangement with a separate long-only institutional fund (the “Fund”) that assists public companies in financing operations and expansion.  The Company settled over $500,000 in accounts payable, which the fund had acquired from various creditors of the Company, in exchange for shares of common stock. The transaction substantially reduced the Company's liabilities, including a portion of its outstanding accounts payable balance. Fund investor agreed to “no shorting” provisions.

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

Net income (loss) per share attributable to Amaratus common stockholders

Basic net income (loss) per share attributable to Amarantus common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. In accordance with FASB ASC 260, because there was a net loss for the period, zero incremental shares were included for diluted earnings per share because the effect would be antidilutive.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Chief Executive Officer, and Marc E. Faerber, our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. As of December 31, 2012, we did not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2012 the Company was served a summons regarding the filing of a lawsuit (Complaint for Breach of Contract, Specific Performance and Common Counts) against the Company by a former consultant to the Company, Peter Freeman v. Amarantus Biosciences, Inc. The Company intends to defend ourselves vigorously. The Company is unable to predict the likelihood of an unfavorable outcome or estimate its potential liability, if any, and no provision has been made in its financial statements for this matter. In August, 2012, the company reached a settlement with Mr. Freeman whereby he will receive payment of $44,000 in monthly installments of $5,000 until fully paid.

On August 8, 2012 the Company was served a summons regarding the filing of a lawsuit (Complaint for Breach of Contract) against the Company by On Assignment Staffing Services, Inc., a temporary staffing agency, for outstanding debts of $36,414 allegedly due On Assignment Staffing Services, Inc.

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

In August, 2012, the Company learned that the IP now belongs to the bankruptcy estate, and the Trustee has provided notice to the Patent and Trademark Office of the change in ownership. Further the Trustee willing to work with Amarantus with complying with Power 3’s original agreement with Amarantus, and has put forth a proposal which the Company in reviewing. In November 2012, the Company responded to the Trustee’s proposal and is currently waiting for a formal reply from the Trustee.

We are continuing to review our legal options with respect to the material misrepresentations made by the officers of Power3 and our rights in the IP.

On April 17, 2012 the Company was served a summons regarding the filing of a lawsuit (Complaint for Breach of Contract, Account Stated, and Reasonable Value) against the Company by Trinet HR, a former payroll services provider to the Company, Trinet HR v. Amarnatus Biosciences, Inc. The suite of for a total of $12,196 for services previously provided to the Company.

On August 8, 2012 the Company was served a summons regarding the filing of a lawsuit (Complaint for Breach of Contract) against the Company by On Assignment Staffing Services, Inc., a temporary staffing agency, for outstanding debts of $36,414 allegedly due On Assignment Staffing Services, Inc.

In July 2012, the Company became aware of the escalation of a patent dispute, in the form of a formal hearing with the European Union brought forth by Hermo Pharma, Oy (“Hermo”) based in Helsinki, Finland. Hermo had sought to invalidate the Company’s European composition of matter patents (“European Patents”) based upon what the Company believed to be frivolous grounds. At a hearing held November 6th, 2012 the Opposition Division of the European Patent Office upheld the Company’s European Patents relating to neurotrophic factor MANF, following opposition by rival Hermo . The Opposition Division held that the Opponent’s arguments did not prejudice the maintenance of the European Patents as originally granted, with broad claims covering MANF and its derivatives. Hermo had not contested the validity of the European Patents on the basis of novelty or inventive step, but had objected to the broad scope of the claims. However, after due consideration of comprehensive legal and technical oral submissions from both sides, the Opposition Division rejected Hermo’s arguments and upheld the European Patents claims without restriction.

On November 16th, 2012, the Company became aware of a lawsuit filed by Alpha Capital Ansalt (“Alpha”) in Federal court related to Alpha’s April 24th, 2012 assignment of a non-convertible promissory note in the principle amount of $150,000 dated October 4th, 2011 from Dr. Samuel Herschkowitz, a former advisor to the Company. It is the Company’s understanding that Alpha paid $165,000 to acquire the note from Dr. Herschkowitz and that in the Assignment and Escrow Agreement dated April 24th, Dr. Herschkowitz assigned the note to Alpha free and clear of all liens, mortgages, pledges, security interests, encumbrances or charges of any kind or description and upon consummation of the transaction, good title in the Note shall vest in Alpha, free of all liens and other charges. On November 8th, 2012 the Company repaid $10,000 against the principle of the note by way of wire transfer. The Company intends to defend the corporation against this lawsuit and is reviewing legal options with counsel.

In January, 2012, the Company entered into a consulting agreement with MD Global Partners, LLC (“MD Global”) related to certain broker-dealer advisory and consulting services for the Company. The Company worked with MD Global with the purpose of improving shareholder value and issued to MD Global 250,000 of Series A Preferred stock in consideration for services. The Company is currently negotiating the settlement of the Series A Preferred.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

We issued a Convertible Promissory Note to Dominion Capital, LLC (the “Investor”) in the principal amount of $600,000. The Note bears interest at the rate of ten percent (10%) per annum until paid in full and can convert into shares of our common stock at a price of $0.10 per share, subject to our meeting certain provisions.  The note is not convertible into common shares for 6 months, and we have the option to pay the note in cash at our discretion at any time. Monies will be paid to us in four separate tranches of $150,000 over a 6 week period, subject to certain milestones. The Investor agreed to “no shorting” provisions.

We entered into another unrelated equity financing arrangement with Ironridge Global IV Ltd (the “Ironridge”) that assists public companies in financing operations and expansion.  We settled over $511,310 in accounts payable, which the fund had acquired from various creditors of the Company, in exchange 23 million shares of the Company’s common stock.The settlement, which was approved by the Court, provided for issuance of that number of Company common shares that would equal the debt amount plus eight (8%), plus attorney fees divided by eighty (80%) of the closing price of the Company’s common stock on the day prior to the Court’s approval of the Settlement Agreement. If the number of shares required to be issued pursuant to the settlement calculation is more or less than 23 million shares, Ironridge must return shares or be entitled to receive more shares. Ironridge agreed to “no shorting” provisions.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Convertible Promissory Note issued to Dominion Capital, LLC
10.2	Stipulation and Order with Ironridge Global IV, Ltd.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amarantus BioSciences, Inc.

Date:	November 19, 2012

By: /s/ Gerald E. Commissiong Gerald E. Commissiong Title: Chief Executive Officer and Director By: /s/ Marc E. Faerber Marc E. Faerber Title: Chief Financial Officer

