Form 10-K/A
period 2012-12-31
Amarantus Bioscience Holdings, Inc.
filed 2013-04-18
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment #1

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

Sunnyvale , CA

(408) 737-2734

 (Address and telephone number of principal executive offices)

Amarantus Bioscience, Inc.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Amarantus BioScience Holdings, Inc. (the “Company”) for the year ended December 31, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 17, 2013. The Amendment is being filed to correct errors, among other things, to the Consolidated Statement of Cash Flows and the Consolidated Statement of Operations. The Amendment is also being filed to submit Exhibit 101.

 Except as described above, the Amendment modified the financial statement disclosure, Note 9 Convertible Promissory Notes and Derivative Liability, Item 11 Executive Compensation tables have changed, while none of the exhibits have been modified to the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

For the next 12 months, the Company intends to focus the diagnostic development of LymPro on gaining regulatory approval to initiate commercial sales of LymPro as a Laboratory Developed Test (“LDT”) under the Clinical Laboratory Improvement Amendments (“CLIA”). The Company intends to initiate an initial clinical study in the first half of 2013 to confirm methods previously published in scientific journals, and begin a Phase 2 v alidation study to support LDT status in the second half of 2013.

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

Alzheimer’s Disease

Alzheimer’s disease (AD) is a chronic neurodegenerative disorder affecting millions of people worldwide. It is the number one form of dementia in the world, where dementia encompasses a variety of causes in which the cells of the brain no longer function properly. The risk of being afflicted with AD increases with age, with one in nine people over the age of 65 having the disease. The prevalence of the disease is approximately 5.2 million individuals in the US suffer from AD in 2013, with only half those people with a physician’s diagnosis. On the other hand, the incidence (or rate at which new cases of disease develop) is age dependent with approximately 53 new cases per 1,000 people age 65 to 74, to 170 new cases per 1,000 people age 75 to 84, to 231 new cases per 1,000 people age 85 and older. [aa2013:108] with 454,000 new cases occurring in 2010 [Alzheimer’s Association, 2013 Alzheimer’s Disease Facts and Figures, Alzheimer’s & Dementia, Volume 9, Issue 2]. AD is the sixth leading cause of death across all ages in the United States [AA2013: 113], and its prevalence is expected to quadruple by 2050. Unfortunately compared to cardiovascular disease, stroke, prostate and breast cancers, AD is the only cause of death increasing, and increasing fast with an estimated 68% change in death from 2000 to 2010. In 2012, 15.4 million caregivers provided an estimated 17.5 billion hours of unpaid care, valued at more than $216 bBillion. [aa2013, p30]. It is estimated that the cost of caring for people with AD and other dementia’s will rocket northwards from an estimated $203 bBillion in 2013 to a projected $1.2 tTrillion per year by 2050 with Medicare and Medicaid covering approximately 70% of costs. [aa2013, p 42,43] .

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

Item 1A. Risk Factors.

Risks Related to Our Product Candidates and Operations

We are largely dependent on the success of our lead product candidate s, MANF and LymPro, and w e may not be able to successfully commercialize this product.

We have incurred and will continue to incur significant costs relating to the development of our lead product candidates , MANF and LymPro . We have not obtained approval to commercialize MANF or LymPro in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize MANF or LymPro successfully.

If we fail to successfully commercialize our products, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

If we fail to obtain U.S. regulatory approval of MANF, LymPro or any of our other current or future product candidates, we will be unable to commercialize these potential products in the United States.

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

If our product candidates, including MANF and LymPro , do not gain market acceptance among physicians, patients and the medical community, we will be unable to generate significant revenue, if any.

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

- successful manufacture and commercialization of our product candidates; and

- market acceptance of our products.

All of our existing product candidates are in various stages of development and will require extensive additional preclinical and clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval and commercialize MANF and/or LymPro , we will be unable to generate any revenue for many years, if at all. We do not anticipate that we will generate revenue for several years, at the earliest, or that we will achieve profitability for at least several years after generating material revenue, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We currently do not have any products that are approved for commercial sale. To date, we have funded our operations primarily from grants and sales of our securities. We have not received, and do not expect to receive for at least the next several years  in the case of MANF and until 2014 in the case of LymPro , if at all, any revenues from the commercialization of our product candidates. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations or achieve profitability.

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

During the twelve months ended December 31, 2012, our operating activities used net cash of approximately $ 1.2 million. We expect to continue to spend substantial amounts to:

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

The following table shows information with respect this plan as of the fiscal year ended December 31, 2012.

Equity Compensation Plan Information (Common Stock)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,673,797	$0.0132	6,209,322

Equity compensation plans not approved by security holders	—	—	—

Total	1,673,797	$0.0132	6,209,322

Equity Compensation Plan Information (Preferred Stock)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	2,447,500	$0.4500	52,500

Total	2,447,500	$0.4500	52,500

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had total current assets of $676,794 consisting of $157,174 in cash and cash equivalents and 519,620 in prepaid expenses and other current assets. As of December 31, 2012, the Company had current liabilities in the amount of $4,737,753, consisting of:

Accounts payable	$2,596,848
Accrued liabilities	$150,049
Related party liabilities	$222,083
Notes payable	$740,000
Current portion of warrant liability	$232,988
Current portion of derivative liabilities	$26,893
Current portion of convertible promissory notes	$768,892

As of December 31, 2012, Amarantus had a working capital deficit in the amount of $4,060,959.

The table below sets forth selected cash flow data for the periods presented:

	2012	2011
Net cash used in operating activities	$(1,154,726)	$(2,815,514)
Net cash used in investing activities	(56,000)	(4,688)
Net cash provided by financing activities	1,366,430	2,773,551

Net increase (decrease) in cash and cash equivalents	$156,304	$(46,651)

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

Item 8. Financial Statements and Supplementary Data.

The financial statements are included herein commencing on page F-1.

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of December 31, 2012 and 2011;
F-3	Consolidated Statements of Operations for the years ended December 31, 2012 and 2101, and for the period from inception to December 31, 2012;
F-4	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011, and the period from inception to December 31, 2012;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period from inception to December 31, 2012;
F-6	Notes to Financial Statements

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 16, 2013

Amarantus Bioscience Holdings, Inc.

(A development stage company)

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$157,174	$870
Prepaid expenses and other current assets	519,620	335,498

Total current assets	676,794	336,368

Property and equipment, net	—	18,389

Other assets	533,143	—

Total assets	$1,209,937	$354,757

Liabilities and Stockholders’ (Deficit)
Current liabilities
Accounts payable	$2,596,848	$2,052,764
Accrued liabilities	150,049	77,208
Related party liabilities	222,083	222,230
Notes payable	740,000	150,000
Current portion of warranty liability	232,988	281,143
Current portion of derivative liability	26,893	45,180
Current portion of convertible promissory notes	768,892	714,261

Total current liabilities	4,737,753	3,542,787
Stock warrants liability, net of current portion	—	2,788
Derivative liability, net of current portion	—	95,526
Convertible Promissory Notes — Net of current portion	—	63,600

Total liabilities	4,737,753	3,704,701

Commitments and contingencies

Stockholders’ (deficit)
Convertible preferred stock, par value $0.001 — 10,000,000 shares, authorized, 250,000 shares designated as Series A, par value $0.001, 250,000 shares and -0- shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively, 2,500,000 shares designated as Series B par value $0.001, -0- shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	250	—
Common stock, par value $0.001 — 1,000,000,000 and 250,000,000 shares authorized at December 31, 2012 and 2011, respectively; 342,516,931 and 80,936,592 shares issued and outstanding at December 31, 2012 and 2011, respectively	342,517	80,937
Additional paid-in capital	7,991,465	3,295,549
Deficit accumulated during the development stage	(11,862,048)	(6,726,430)

Total stockholders’ (deficit)	(3,527,816)	(3,349,944)

Total liabilities and stockholders’ (deficit)	$1,209,937	$354,757

The accompanying notes are an integral part of these consolidated financial statements.

Amarantus Bioscience Holdings, Inc.

(A development stage company)

Consolidated Statements of Operations

	Year Ended December 31,			Cumulative Period From January 14, 2008 (Date of Inception) to December 31,
	2012	2011		2012

Net Revenues	$—		$223,588		$415,996

Operating Expenses:
Research and development	583,869		1,177,532		2,189,655
General and administrative	3,506,473		2,786,114		7,950,920

Total operating expenses	4,090,342		3,963,646		10,140,575

Loss from operations	(4,090,342)		(3,740,058)		(9,724,579)
Interest and Other Income (Expense)
Interest expense	(1,518,420)		(1,015,203)		(2,729,599)
Other income (expense)	(11,862)		(128,977)		75,823
Change in fair value of warrants & derivatives liabilities	485,006		444,135		882,174
Total interest and other income (expense)	(1,045,276)		(700,045)		(1,771,769)

Net loss	$(5,135,618)	$	(4,440,103)	$	(11,496,178)

Net loss per share attributable to common stockholders:
Basic and fully diluted	$(0.04)		$(0.08)

Weighted average number of shares used to compute net loss per share of common stock:
Basic and fully diluted	140,710,454		52,691,358

The accompanying notes are an integral part of these consolidated financial statements.

Amarantus Bioscience Holdings, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

Period From January 14, 2008 (Date of Inception) to December 31, 2012

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 14, 2008	—	$—	—	$—	$—	$—	$—
Issuance of common stock in December 2006 at $0.001 per share in exchange for cash or services	—	—	4,020,000	4,020	—	—	4,020
Sale of warrant to investor	—	—	—	—	35	—	35
Dividend to founder for assumption of debts	—	—	—	—	—	(365,870)	(365,870)
Net loss	—	—	—	—	—	(406,706)	(406,706)
Balances as of December 31, 2008	—	—	4,020,000	4,020	35	(772,576)	(768,521)
Net loss	—	—	—	—	—	(306,190)	(306,190)
Balances as of December 31, 2009	—	—	4,020,000	4,020	35	(1,078,766)	(1,074,711)
Issuance of Series 1 convertible preferred stock in May 2010 for cash at $0.40 per share — net of issuance costs of $50,000	1,250,000	450,000	—	—	—	—	450,000
Issuance of Series 1 convertible preferred stock in October 2010 in exchange for convertible promissory notes)	488,354	195,342	—	—	—	—	195,342
Issuance of Series 1 convertible preferred stock in November 2010 for cash at $0.40 per share	100,000	40,000	—	—	—	—	40,000
Preferred stock warrants reclassified from liabilities expense	—	—	—	—	37,110	—	37,110
Stock-based compensation expense	—	—	—	—	25,175	—	25,175
Net loss	—	—	—	—	—	(1,207,561)	(1,207,561)
Balances as of December 31, 2010	1,838,3547	$685,342	4,020,000	$4,020	$62,320	$(2,286,327)	$(1,534,645)

The accompanying notes are an integral part of these consolidated financial statements.

Amarantus Bioscience Holdings, Inc.

(A development stage company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period From January 14, 2008 (Date of Inception) to December 31, 2012

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of January 14, 2010	1,838,354	$685,342	4,020,000	$4,020	$62,320	$(2,286,327)	$(1,534,645)
Preferred shares converted to common	(1,838,354)	(685,342)	1,838,354	1,838	683,504	—	—
Option exercises	—	—	1,469,338	1,469	181,893	—	181,892
Merger record ATI shares retired	—	—	(7,327,692)	(7,327)	—	—	(7,327)
Effect of reverse recapitalization merger	—	—	45,500,000	45,500	(33,487)	—	12,013
Merger issuance of stock and record shell common	—	—	21,500,000	21,500	—	—	21,500
Option exercise post merger	—	—	737,357	738	16,718	—	17,456
Issuance of common stock	—	—	13,199,235	13,199	1,754,535	—	1,767,734
Merger expenses	—	—	—	—	(26,186)	—	(26,186)
Stock-based compensation expense	—	—	—	—	656,252	—	656,252
Net loss	—	—	—	—	—	(4,440,103)	(4,440,103)
Balances as of December 31, 2011	—	—	80,936,592	80,937	3,295,549	(6,726,430)	(3,349,944)
Issuance of Preferred Stock for services	250,000	250	—	—	249,750	—	250,000
Issuance of common stock	—	—	261,580,339	261,580	4,062,562	—	4,324,142
Stock-based compensation expense	—	—	—	—	383,604	—	383,604
Net loss	—	—	—	—	—	(5,135,618)	(5,135,618)
Balances as of December 31, 2012	250,000	$250	342,516,931	$342,517	$7,991,465	$(11,862,048)	$(3,527,816)

The accompanying notes are an integral part of these consolidated financial statements

Amarantus Bioscience Holdings, Inc.

(A development stage company)

Consolidated Statements of Cash Flows

	Year Ended December 31,		Cumulative Period From January 14, 2008 (Date of Inception) to December 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(5,135,618)	$(4,440,103)	$(11,496,178)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,260	15,155	33,014
Amortization of debt discount	655,881	—	655,881
Amortization of financing costs	13,091	—	13,091
Stock issued for services	1,637,696	—	1,637,696
Loss on stock issuance	672,414	—	672,414
Gain on disposal of equipment	1,129	(3,750)	(2,621)
Stock-based compensation expense	383,604	656,252	1,065,031
Non-cash interest expense related to warrants and derivatives	—	642,646	763,316
Change in fair value of warrants and derivatives	(485,006)	(439,369)	(877,406)
Gain on settlement of convertible note and warrants	—	—	(137,632)
Changes in assets and liabilities
Prepaid expenses and other current assets	(166,025)	(305,280)	(501,523)
Accounts payable	1,184,118	1,058,792	3,390,658
Accrued liabilities and other non-current liabilities	77,477	65,375	195,027
Related party liabilities	(147)	(65,232)	(143,787)

Net cash used in operating activities	(1,154,126)	(2,815,514)	(4,733,019)

Cash flows from investing activities
Acquisition of property and equipment	—	(4,688)	(40,392)
Acquisition of other assets	(55,000)	—	(55,000)
Security Deposit	(1,000)	—	(1,000)

Net cash used in investing activities	(56,000)	(4,688)	(96,392)

Cash flows from financing activities
Proceeds from borrowings	1,413,430	805,000	2,670,978
Repayment from borrowings	(47,000)	—	(147,000)
Proceeds from issuance of common stock	—	1,793,920	1,797,941
Proceeds from issuance of stock options	—	200,818	200,818
Proceeds from issuance of convertible preferred stock,	—	—	540,000
Cost of financials	—	(26,187)	(76,187)
Proceeds from sale of warrant	—	—	35

Net cash provided by financing activities	1,366,430	2,773,551	4,986,585

Net increase (decrease) in cash and cash equivalents	156,304	(46,651)	157,174
Cash and cash equivalents, beginning of period	870	47,521	—

Cash and cash equivalents, end of period	$157,174	$870	$157,174

Supplemental Non-Cash Investing and Financing Information:
Warrants issued to investors	—	—	371,180
Bifurcation of derivatives embedded in convertible notes	—	—	548,053
Preferred stock warrants reclassified from liabilities to equity	—	—	39,142
Preferred stock issued in lieu of payment of payable	250,000	—	250,000
Issuance of convertible notes in lieu of payment of payable	305,932	69,226	459,699
Issuance of convertible notes in lieu of payment interest	702	—	702
Stock issued for prepaid expenses	31,188	—	31,188
Payables forgiven for property and equipment	10,000	—	10,000
Stock issued to acquire other assets	477,143	—	477,143
Stock issued to satisfy accounts payable	560,808	—	560,808
Stock issued for convertible debt	964,982	—	964,982
Intrinsic value of beneficial conversion feature	224,985	—	224,985
Reclassification of warrants to APIC	2,032	—	2,032
Convertible notes issued for payables	69,226	—	69,226

The accompanying notes are an integral part of these consolidated financial statement.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of December 31, 2012, the Company had cash and cash equivalents of $157,174. During the year ended December 31, 2012, the Company incurred a net loss of $5,135,618 and had negative cash flows from operating activities of $1,154,126 . In addition, the Company had an accumulated deficit of $11,862,048 at December 31, 2012. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt or equity financings. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company disposed of all of its furniture and equipment and recorded a loss of $1,129 in 2012 .

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liability mentioned above for the period from January 14, 2008 (date of inception) to December 31, 2002, and for the years ended December 31, 2011 and 2012:

	Warranty Liability	Derivative Liability	Total
January 14, 2008 (date of inception)	$—	$—	$—
Issuance of warrants	52,665	—	52,665
Issuance of convertible notes	—	9,377	9,377
Change in fair value	(15,960)	(4,402)	(20,362)
December 31, 2008	36,705	4,975	41,680
Change in fair value	(1,692)	(4,975)	(6,667)
December 31, 2009	35,013	—	35,013
Issuance of warrants	3,680	—	3,680
Issuance of convertible notes	—	281,466	281,466
Reclassification of warrants to equity	(37,110)	—	(37,110)
Cancellation of warrants	(65,082)	—	(65,082)
Change in fair value	67,915	6,081	73,996
December 31, 2010	4,416	287,547	291,963
Issuance of warrants	314,835	—	314,835
Issuance of convertible notes	—	257,210	257,210
Change in fair value	(35,320)	(404,051)	(439,371)
December 31, 2011	283,931	140,706	424,637
Conversion of warrants to common stock	(2,031)	—	(2,031)
Issuance of convertible notes	—	4,044,349	4,044,349
Change in fair value	(48,912)	(4,158,162)	(4,207,074)
December 31, 2012	$232,988	$26,893	$259,881

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

These notes bear interest at a rate of 5% per annum, with all principal and accrued interest payable on demand by the holder on or after the maturity date. Principal and unpaid accrued interest due under these notes shall be converted, at the option of the holder, into our equity securities at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the “Next Equity Financing”), based on a conversion price equal to the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into a new class of Preferred Stock, with the conversion price per share to be based upon a pre-money valuation of the company at that time of $2,000,000. These notes also include 20% warrant coverage which expires seven years from the date of the note. In June and October of 2012, $24,537 and $8,500 ($33,037 total) of the note principal plus accrued interest was assigned to a new investor. Along with this assignment the warrants associated with these specific notes have been cancelled.

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

In September, 2012, we entered into two separate convertible note agreements with an investor for principal amounts of $30,000 and $42,000, both the result of prior issued note assignments. These notes bear an interest rate of 12% per annum, and have a maturity date of September 14, 2013 and September 27, 2013, respectively. The note holder has the option to convert the notes into common stock at any time, conversion at 50% of the lowest trading price over the prior twenty trading days from the date of conversion. We have the option to prepay the note at any time in the amount of 125% of the principal and unpaid accrued interest. Also in September and October, 2012, the note holder converted all of the $30,000 note principal, and all of the $42,000 note principal into common shares of the Company.

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

During the period January, 2012 through December, 2012, the Company issued convertible promissory notes to various investors for aggregate proceeds of $435,437 . Principal and interest on these convertible notes accrue at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.01 or $0.165 per share.

Principal Amount	Issue Date	Maturity Date	Consolidated Debt	Converted to Equity	Conversion Date
$5,000	12-30-11	6-27-12		$5,000	February 2012
$3,637
$(3,637)	1-5-12	1-4-13	10-30-12	$3,638	November 2012
$100,000	1-17-12	7-15-12		$100,000	December 2012
$7,800
$(7,800)	2-8-12	2-7-13	10-30-12	$7,800	November 2012
$3,750	2-21-12	8-19-12		$3,750	February 2012
$25,000	4-2-12	9-29-12		$25,000	April 2012
$5,000	5-18-12	11-14-12		$5,000	December 2012
$13,000	6-6-12	12-3-12
$5,000	7-10-12	1-6-13		$5,000	December 2012
$50,000	8-23-12	2-19-13
$5,500	9-4-12	3-3-13		$5,500	December 2012
$5,000	9-21-12	3-20-13
$10,000	9-24-12	3-23-13
$21,000	10-2-12	3-31-13
$5,000	10-9-12	NA		$5,000	October 2012
$19,900	10-26-12	4-24-13
$10,000	10-29-12	4-27-13		$10,000	October 2012
$11,437	10-30-12	10-30-13	From Consolidation	$11,437	November 2012
$10,000	11-2-12	5-1-13		$10,000	December 2012
$7,500	11-2-12	5-1-13		$7,500	November 2012
$24,000	11-2-12	5-1-13		$24,000	November 2012
$50,000	11-7-12	5-6-13		$50,000	November 2012
$10,000	11-8-12	NA		$10,000	November 2012
$20,000	11-8-12	5-7-13
$6,000	11-13-12	5-12-13
$350	11-13-12	NA
$13,000	11-19-12	5-18-13

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

As of December 31, 2012 and 2011, the fair value of the warrant liability was $232,990 and $283,931, respectively. The changes in fair value for the years ended December 31, 2012 and 2011 and the period from January 14, 2008 (date of inception) to December 31, 2012 of $48,911 , $35,319 and $33,966, respectively, have been recorded in the accompanying statements of operations as a component of other income (expense). The fair value of the warrants at December 31, 2012 and 2011 were determined using the Black-Scholes model with the following assumptions:

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

	Outstanding Options Preferred
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2012	—	—	—	—
Shares added to the plan	2,500,000
Options granted (weighted-average fair value of $0.0237)
Employee	(2,287,500)	2,287,500	0.4742	9.5
Non-Employee	(160,500)	160,500	0.225	9.8
Balance – December 31, 2012	52,000	2,448,000	0.4578	9.6

Options vested December 31, 2012	805,000
Options vested and expected to vest December 31, 2012	2,448,000

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

The fair value of the Company’s stock-based awards during the year ended December 31, 2012 , and the period from January 14, 2008 (date of inception) to December 31, 2012, was estimated using the following weighted-average assumptions:

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

14. INCOME TAXES

The reported amount of income tax expense attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below:

	Year ended December 31, 2012	Year ended December 31, 2011	From January 14, 2008 (Inception) to December 31, 2012
Federal tax expense (benefit) at statutory rate	$(1,746,110)	$(1,509,635)	$(3,908,699)
State tax expense (benefit) net of federal tax effect	—	—	—
R&D Credit	(19,994)	(31,874)	(74,344)
Non-deductible expenses	88,368	(149,514)	(43,114)
Change in Valuation Allowance	1,677,736	1,664,730	3,999,864
Other	—	26,293	26,293
Total tax expense	—	—	—

The significant components of deferred tax assets are as follows:

	Year ended December 31, 2012	Year ended December 31, 2011
Deferred tax assets:
Net operating loss carry-forward	$4,162,890	$2,384,038
Tax credit carry-forward	125,954	92,080
Accrued liabilities	419,704	258,356
Capitalized start-up costs	15,194	15,194
Depreciation	1,351	(659)
Gross Deferred Tax Assets	4,725,093	2,749,009
Valuation Allowance	$(4,725,093)	$(2,749,009)

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

As of December 31, 2010, the Company had net federal and state net operating loss carry-forwards of approximately $10,449,908 and $10,453,883, respectively. These net operating loss carry-forwards will begin to expire, if not utilized, beginning in 2028 for both federal and state income tax purposes. The Company also has federal and state research and development credit carry-forwards of approximately $73,344 and $78,199, respectively. The federal credits will expire if not utilized beginning in 2029. The California credits do not expire.

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

Beginning balance January 1 2012	$12,391
Increase/(decrease) of unrecognized tax benefits taken in prior years	—
Increase/(decrease) of unrecognized tax benefits related to current year	4,558
Increase/(decrease) of unrecognized tax benefits related to settlements	—
Reductions to unrecognized tax benefits related lapsing statute of limitations	—
Ending balance at December 31, 2012	$16,949

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

In March 2012, a former and an existing Board of Director member converted a Convertible Promissory Note in the amount of $21,000, each plus accrued interest. This resulted in the issuance of 217,280 shares of Common Stock to each party. In addition, in March 2012 an existing Board of Director member converted a Convertible Promissory Note in the amount of $30,000. This resulted in the issuance of 608,300 shares of Common Stock. The same Board member also holds $160,172 of Convertible Promissory Note with the company as of December 31, 2012. $100,000 of this Convertible Promissory Note was converted in January, 2013, resulting in the issuance of 2,765,625 shares of Common Stock.

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

Concurrently, the Company has retired a series of convertible notes with toxic financing terms that were issued between June 30, 2012 and November 1, 2012 .

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information sets forth the names, ages, and positions of the Company’s current directors and executive officers as of March 14, 2013:

Name	Age	Office(s) held
Gerald E. Commissiong	31	President and Chief Executive Officer, Director
Dr. John W. Commissiong	69	Chief Scientific Officer, Director
Marc E. Faerber	58	Chief Financial Officer, Treasurer, Secretary
Robert L. Harris	69	Director
Mark Benedyk	49	Director

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gerald E. Commissiong, President, Chief Executive Officer	2012 2011 2010	- 24,758 45,000	- - -	- - -	456,031 36,750 -	- - -	- - -	- - -	456,031 61,508 45,000

Dr. John W. Commissiong, Chief Scientific Officer	2012 2011 2010	- 24,758 48,829	- - -	- - -	299,438 24,623 -	- - -	- - -	- - -	299,438 49,381 48,829

Marc Faerber, Chief Financial Officer, Treasurer, Secretary	2012 2011 2010	248,344 178,465 85,660	- - -	- - -	299,438 22,074 1,250	- - -	- - -	- - -	547,782 200,539 86,910

Martin D. Cleary, Former Chief Executive Officer, President (1)	2012 2011 2010	- 200,000 200,000	- - -	- - -	12,375 44,136 3,750	- - -	- - -	- - -	12,375 244,136 203,750

Richard Douglas, former Sole Officer (and Director) (2)	2011 2010	- -	- -	- -	- -	- -	- -	- -	- -

(1) Mr. Cleary resigned from his position as President and Chief Executive Officer on October 23, 2011. He remained on as Chairman of the Board until his resignation on July 31, 2012.

(2) Mr. Douglas resigned from his positions as the Sole Officer and Director of the Company on May 25, 2011.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Gerald E. Commissiong, President and Chief Executive Officer, Director	(1) 269,329 (2) 317,643	(1) (2) 653,607	—	(1) $0.0237 (2) $0.1400 (2) $0.7000	(1) 4/10/21 (2) 7/15/22 (2) 11/4/22	—	—	—	—
Dr. John W. Commissiong, Chief Scientific Officer, Director	(1) 131,557 (2) 232,422	(1) - (2) 465,078	—	(1) $0.0237 (2) $0.1400 (2) $0.7000	(1) 4/10/21 (2) 7/15/22 (2) 11/4/22	—	—	—	—
Marc E. Faerber, Chief Financial Officer, Treasurer, Secretary	(1) - (2) 155,859	(1) - (2) 331,641	—	(1) - (2) $0.1400 (2) $0.700	(1) - (2) 7/15/22 (2) 11/4/22	—	—	—	—

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

SERVICES	2012	2011
Audit fees	$28,000	$28,225
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$28,000	$28,225
50

PART IV

Item 15. Exhibits, Financial Statements Schedules.

Exhibit No.	Description
3.1	Certificate of Incorporation, as Amended (1)
3.2	Certificate of Amendment to Certificate of Incorporation (5)
3.3	Certificate of Amendment to the Certificate of Incorporation (11)
3.4	Bylaws(1)
3.5	Certificate of Amendment to Certificate of Incorporation-Delaware (13)
4.1	Senior Secured Convertible Promissory Note Agreement(1)
4.2	Form of Rights Agreement, Form of Certificate of Designations, Form of Right Certificate, and the Form of Summary of Rights to Purchase Preferred Shares (16)
10.1	Second Amendment to Senior Secured Convertible Promissory Note Agreement(1)
10.2	Convertible Promissory Note Agreement as Amended March 23, 2011(1)
10.3	Note and Warrant Purchase Agreement – Molecular Medicine Research Institute(1)
10.4	Sponsored Research Agreement(1)
10.5	Note and Warrant Purchase Agreement – The Parkinson’s Institute(1)
10.6	Promissory Note – Neurotrophics, Inc. (1)
10.7	Intellectual Property Assignment(1)
10.8	Data Transfer Agreement(1)
10.9	Consulting Agreement with Keelin Reeds Partners(1)
10.10	Executive Services Agreement, as Amended(1)
10.11	Sublease(1)
10.12	MJFF Research Grant Terms and Conditions(1)
10.13	2008 Stock Plan(1)
10.14	Letter of Agreement with Argot Partners, LLC(1)
10.15	Letter Agreement regarding Intellectual Properties Licensing and Collaboration Arrangements – Generex Biotechnology Corp.(2)
10.16	Consent to Assignment – Juvaris BioTherapeutics, Inc. (3)
10.17	Lease Agreement, as amended – Juvaris BioTherapeutics, Inc. (3)
10.18	Note Purchase Agreement – Samuel Herschkowitz (4)
10.19	Promissory Note – Samuel Herschkowitz(4)
10.20	Letter Agreement regarding Pledged Shares – Samuel Herschkowitz(4)
10.21	Investment Agreement – Centurion Private Equity, Inc. (6)
10.22	Registration Rights Agreement – Centurion Private Equity, Inc. (6)
10.23	Exclusive License Agreement – Power 3 Medical Products, Inc.(7)
10.24	Management, Employee, Advisor and Director Preferred Stock Option Plan – 2012 Series B Convertible Preferred Stock Plan (8)
10.25	Convertible Promissory Note (9)
10.26	Convertible Promissory Note issued to Dominion Capital, LLC (12)
10.27	Stipulation and Order with Ironridge Global IV, Ltd. (12)
10.28	Exclusive License Agreement, effective December 14th, 2012, by and between Amarantus Biosciences and Memory Dx, LLC (14)
10.29	Bill of Sale, dated December 19, 2012, by and between Lowell T. Cage, as the chapter 7 Trustee for Power3 Medical Products, Inc. and Amarantus Biosciences, Inc. (15)
10.30	Order Authorizing Sales of Intellectual Property Free and Clear of Liens, Claims and Encumbrances, dated December 17, 2012 (15)
10.31	Copy of Letter of Intent between Amarantus BioScience, Inc. and Brewer Sports International, LLC dated as of December 28, 2012 (17)
10.32*	Amendment No 1 to Convertible Promissory Note issued to Dominion Capital, LLC
10.33 *	Amendment No. 2 to Convertible Promissory Note issued to Dominion Capital, LLC
10.34*	Amended and Restated Convertible Promissory note - $375,000
10.35*	Amended and Restated Convertible Promissory note - $187,500
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extention Schema
101.CAL**	XBRL Taxonomy Extention Calculation Linkbase
101.DEF**	XBRL Taxonomy Extention Definition Linkbase
101.LAB**	XBRL Taxonomy Extention Label Linkbase
101.PRE**	XBRL Taxonomy Extention Presentation Linkbase

*	Filed herewith.
**	The XBRL-related information in Exhibit 101 to this Registration Statement on Form S-1 shall not be deemed “filed” or a part of this registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

AMARANTUS BIOSCIENCE HOLDINGS, INC.

Date: April 18, 2013	By:	/s/ Gerald E. Commissiong
Name: Gerald E. Commissiong
Title: Chief Executive Officer (Principal Executive Officer)

Date: April 18, 2013	By:	/s/ Marc E. Faerber
Name: Marc E. Faerber
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gerald E. Commissiong	Chief Executive Officer (Principal Executive Officer),	April 18, 2013
Gerald E. Commissiong	President, Director

/s/ Marc E. Faerber	Chief Financial Officer (Principal Financial and	April 18, 2013
Marc E. Faerber	Accounting Officer), Secretary, Treasurer

/s/ John Commissiong	Chief Scientific Officer, Director	April 18, 2013
John Commissiong

/s/ Robert L. Harris	Director	April 18, 2013
Robert L. Harris

