Form 10-K/A
period 2012-12-31
Amarantus Bioscience Holdings, Inc.
filed 2013-04-26
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment # 2

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

Sunnyvale, CA

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, was $1,184,900

As of April 25 , 2013, there were 384,003,149 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Amarantus BioScience Holdings, Inc. (the “Company”) for the year ended December 31, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 17, 2013. The Amendment is being filed to submit Exhibit 101.

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

Alzheimer’s Disease

Alzheimer’s disease (AD) is a chronic neurodegenerative disorder affecting millions of people worldwide. It is the number one form of dementia in the world, where dementia encompasses a variety of causes in which the cells of the brain no longer function properly. The risk of being afflicted with AD increases with age, with one in nine people over the age of 65 having the disease. The prevalence of the disease is approximately 5.2 million individuals in the US suffer from AD in 2013, with only half those people with a physician’s diagnosis. On the other hand, the incidence (or rate at which new cases of disease develop) is age dependent with approximately 53 new cases per 1,000 people age 65 to 74, to 170 new cases per 1,000 people age 75 to 84, to 231 new cases per 1,000 people age 85 and older. [aa2013:108] with 454,000 new cases occurring in 2010 [Alzheimer’s Association, 2013 Alzheimer’s Disease Facts and Figures, Alzheimer’s & Dementia, Volume 9, Issue 2]. AD is the sixth leading cause of death across all ages in the United States [AA2013: 113], and its prevalence is expected to quadruple by 2050. Unfortunately compared to cardiovascular disease, stroke, prostate and breast cancers, AD is the only cause of death increasing, and increasing fast with an estimated 68% change in death from 2000 to 2010. In 2012, 15.4 million caregivers provided an estimated 17.5 billion hours of unpaid care, valued at more than $216 bBillion. [aa2013, p30]. It is estimated that the cost of caring for people with AD and other dementia’s will rocket northwards from an estimated $203 bBillion in 2013 to a projected $1.2 tTrillion per year by 2050 with Medicare and Medicaid covering approximately 70% of costs. [aa2013, p 42,43].

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

Item 1A. Risk Factors.

Risks Related to Our Product Candidates and Operations

We are largely dependent on the success of our lead product candidates, MANF and LymPro, and we may not be able to successfully commercialize this product.

We have incurred and will continue to incur significant costs relating to the development of our lead product candidates, MANF and LymPro. We have not obtained approval to commercialize MANF or LymPro in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize MANF or LymPro successfully.

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

If our product candidates, including MANF and LymPro, do not gain market acceptance among physicians, patients and the medical community, we will be unable to generate significant revenue, if any.

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

- successful manufacture and commercialization of our product candidates; and

- market acceptance of our products.

All of our existing product candidates are in various stages of development and will require extensive additional preclinical and clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval and commercialize MANF and/or LymPro, we will be unable to generate any revenue for many years, if at all. We do not anticipate that we will generate revenue for several years, at the earliest, or that we will achieve profitability for at least several years after generating material revenue, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We currently do not have any products that are approved for commercial sale. To date, we have funded our operations primarily from grants and sales of our securities. We have not received, and do not expect to receive for at least the next several years in the case of MANF and until 2014 in the case of LymPro, if at all, any revenues from the commercialization of our product candidates. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations or achieve profitability.

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

During the twelve months ended December 31, 2012, our operating activities used net cash of approximately $1.2 million. We expect to continue to spend substantial amounts to:

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

On August 31, 2012, the Company issued 1,777,779 shares of the Company’s common stock to Asher Enterprises, Inc for payment of $4,266.67 for note conversion. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

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

On September 27, 2012, the Company issued 4,750,000 shares of the Company’s common stock to Blackbridge Capital, LLC for payment of $9,500 for note conversion. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 16, 2013

Amarantus Bioscience Holdings, Inc.

(A development stage company)

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$157,174	$870
Prepaid expenses and other current assets	519,620	335,498

Total current assets	676,794	336,368

Property and equipment, net	—	18,389

Other assets	533,143	—

Total assets	$1,209,937	$354,757

Liabilities and Stockholders’ (Deficit)
Current liabilities
Accounts payable	$2,596,848	$2,052,765
Accrued liabilities	150,049	77,208
Related party liabilities	222,083	222,230
Notes payable	740,000	150,000
Current portion of warranty liability	232,988	281,143
Current portion of derivative liability	26,893	45,180
Current portion of convertible promissory notes	768,892	714,261

Total current liabilities	4,737,753	3,542,787
Stock warrants liability, net of current portion	—	2,788
Derivative liability, net of current portion	—	95,526
Convertible Promissory Notes — Net of current portion	—	63,600

Total liabilities	4,737,753	3,704,701

Commitments and contingencies

Stockholders’ (deficit)
Convertible preferred stock, par value $0.001 — 10,000,000 shares, authorized, 250,000 shares designated as Series A, par value $0.001, 250,000 shares and -0- shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively, 2,500,000 shares designated as Series B par value $0.001, -0- shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	250	—
Common stock, par value $0.001 — 1,000,000,000 and 250,000,000 shares authorized at December 31, 2012 and 2011, respectively; 342,516,931 and 80,936,592 shares issued and outstanding at December 31, 2012 and 2011, respectively	342,517	80,937
Additional paid-in capital	7,991,465	3,295,549
Deficit accumulated during the development stage	(11,862,048)	(6,726,430)

Total stockholders’ (deficit)	(3,527,816)	(3,349,944)

Total liabilities and stockholders’ (deficit)	$1,209,937	$354,757

The accompanying notes are an integral part of these consolidated financial statements.

Amarantus Bioscience Holdings, Inc.

(A development stage company)

Consolidated Statements of Operations

	Year Ended December 31,		Cumulative Period From January 14, 2008 (Date of Inception) to December 31,
	2012	2011	2012

Net Revenues	$—	$223,588	$415,996

Operating Expenses:
Research and development	583,869	1,177,532	2,189,655
General and administrative	3,506,473	2,786,114	7,950,920

Total operating expenses	4,090,342	3,963,646	10,140,575

Loss from operations	(4,090,342)	(3,740,058)	(9,724,579)
Interest and Other Income (Expense)
Interest expense	(1,518,420)	(1,015,203)	(2,729,599)
Other income (expense)	(11,862)	(128,977)	75,823
Change in fair value of warrants & derivatives liabilities	485,006	444,135	882,174
Total interest and other income (expense)	(1,045,276)	(700,045)	(1,771,769)

Net loss	$(5,135,618)	$(4,440,103)	$(11,496,178)

Net loss per share attributable to common stockholders:
Basic and fully diluted	$(0.04)	$(0.08)

Weighted average number of shares used to compute net loss per share of common stock:
Basic and fully diluted	140,710,454	52,691,358

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

Amarantus Bioscience Holdings, Inc.

(A development stage company)

Consolidated Statements of Stockholders’ Equity (Deficit)

Period From January 14, 2008 (Date of Inception) to December 31, 2012

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2010	1,838,354	$685,342	4,020,000	$4,020	$62,320	$(2,286,327)	$(1,534,645)
Preferred shares converted to common	(1,838,354)	(685,342)	1,838,354	1,838	683,504	—	—
Option exercises	—	—	1,469,338	1,469	181,893	—	181,892
Merger record ATI shares retired	—	—	(7,327,692)	(7,327)	—	—	(7,327)
Effect of reverse recapitalization merger	—	—	45,500,000	45,500	(33,487)	—	12,013
Merger issuance of stock and record shell common	—	—	21,500,000	21,500	—	—	21,500
Option exercise post merger	—	—	737,357	738	16,718	—	17,456
Issuance of common stock	—	—	13,199,235	13,199	1,754,535	—	1,767,734
Merger expenses	—	—	—	—	(26,186)	—	(26,186)
Stock-based compensation expense	—	—	—	—	656,252	—	656,252
Net loss	—	—	—	—	—	(4,440,103)	(4,440,103)
Balances as of December 31, 2011	—	—	80,936,592	80,937	3,295,549	(6,726,430)	(3,349,944)
Issuance of Preferred Stock for services	250,000	250	—	—	249,750	—	250,000
Issuance of common stock	—	—	261,580,339	261,580	4,062,562	—	4,324,142
Stock-based compensation expense	—	—	—	—	383,604	—	383,604
Net loss	—	—	—	—	—	(5,135,618)	(5,135,618)
Balances as of December 31, 2012	250,000	$250	342,516,931	$342,517	$7,991,465	$(11,862,048)	$(3,527,816)

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of December 31, 2012, the Company had cash and cash equivalents of $157,174. During the year ended December 31, 2012, the Company incurred a net loss of $5,135,618 and had negative cash flows from operating activities of $1,154,126. In addition, the Company had an accumulated deficit of $11,862,048 at December 31, 2012. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt or equity financings. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company disposed of all of its furniture and equipment and recorded a loss of $1,129 in 2012.

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

To date, the Company has only received research grant revenue and contract revenue. Research grant revenue and contract revenue is recognized as the Company provides the services stipulated in the underlying agreement based on the time and expenditures incurred, and all milestones required in the agreement have been met.  Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided and the milestones are met.  The Company received and recognized total research grant revenue of $0, $223,588 and $415,996 for the years ended December 31, 2012 and 2011 and for the period from January 14, 2008 (date of inception) to December 31, 2012, respectively, as the Company incurred all of the qualifying expenses and all applicable milestones were met See Note 5 to the financial statements for further information on the research grant revenue received and recognized to date There was no revenue in 2012 .

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

Accrued liabilities at December 31, 2012 and 2011 , consisted of the following:

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

During the period January, 2012 through December, 2012, the Company issued convertible promissory notes to various investors for aggregate proceeds of $435,437. Principal and interest on these convertible notes accrue at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.01 or $0.165 per share.

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

As of December 31, 2012 and December 31, 2011, the fair value of the derivative liability was $26,893 and $140,706, respectively. The changes in fair value for the twelve month periods ended December 31, 2012 and December 31, 2011 and the period from January 14, 2008 (date of inception) to December 31, 2012 of $436,095, $408,816, and $848,207, respectively, has been recorded in the accompanying statements of operations as a component of other income (expense).

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

As of December 31, 2012 and 2011, the fair value of the warrant liability was $232,990 and $283,931, respectively. The changes in fair value for the years ended December 31, 2012 and 2011 and the period from January 14, 2008 (date of inception) to December 31, 2012 of $48,911, $35,319 and $33,966, respectively, have been recorded in the accompanying statements of operations as a component of other income (expense). The fair value of the warrants at December 31, 2012 and 2011 were determined using the Black-Scholes model with the following assumptions:

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

On August 31, 2012, the Company issued 1,777,779 shares of the Company’s common stock to Asher Enterprises, Inc for payment of $4,266.67 for note conversion.

On September 25, 2012, the Company issued 5,681,819 shares of the Company’s common stock to Redwood Management LLC for payment of $12,500 for note conversion.

On September 27, 2012, the Company issued 4,750,000 shares of the Company’s common stock to Blackbridge Capital, LLC for payment of $9,500 for note conversion.

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

The fair value of the Company’s stock-based awards during the year ended December 31, 2012, and the period from January 14, 2008 (date of inception) to December 31, 2012, was estimated using the following weighted-average assumptions:

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

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $1,976,084, $1,967,137, and $4,725,093 during the years ended December 31, 2012, December 31, 2011 and for the period from January 14, 2008 (date of inception) to December 31, 2012, respectively.

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

The Company obtained the services of its former Chairman Martin D. Cleary through a consulting agreement. During the years ended December 31, 2012, 2011, and the period from January 14, 2008 (date of inception) to December 31, 2012, consulting services of $0 , $200,000, and $479,166, respectively are included in the statement of operations. This agreement also includes a change of control clause whereby the Company shall pay Mr. Cleary a bonus of 5% of the gross proceeds to the Company resulting from the change of control. Upon his election and in his sole discretion, and in lieu of the change of control bonus, the Company shall issue to him shares of the Company’s common stock equal to 2.5% of the Company’s fully diluted capitalization as of the date of termination of the agreement. Mr Cleary resigned from the Company in July, 2012.

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

17.  SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were available for issuance. The Company determined that the financial statements were available for issuance on April 16, 2013 .

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

Concurrently, the Company has retired a series of convertible notes with toxic financing terms that were issued between June 30, 2012 and November 1, 2012.

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

AMARANTUS BIOSCIENCE HOLDINGS, INC.

Date: April 26, 2013	By:	/s/ Gerald E. Commissiong
Name: Gerald E. Commissiong
Title: Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2013	By:	/s/ Marc E. Faerber
Name: Marc E. Faerber
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gerald E. Commissiong	Chief Executive Officer (Principal Executive Officer),	April 26, 2013
Gerald E. Commissiong	President, Director

/s/ Marc E. Faerber	Chief Financial Officer (Principal Financial and	April 26, 2013
Marc E. Faerber	Accounting Officer), Secretary, Treasurer

/s/ John Commissiong	Chief Scientific Officer, Director	April 26, 2013
John Commissiong

/s/ Robert L. Harris	Director	April 26, 2013
Robert L. Harris

