Form 10-Q
period 2013-03-31
Amarantus Bioscience Holdings, Inc.
filed 2013-05-15
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 385,003,149 common shares as of May 13, 2013.

1

	TABLE OF CONTENTS Amarantus Bioscience Holdings, Inc.
		Page
	PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements	3
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 4:	Controls and Procedures	8
PART II - OTHER INFORMATION
Item 1:	Legal Proceedings	9
Item 3:	Defaults Upon Senior Securities	9
Item 6:	Exhibits	9
2

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets (unaudited) as of March 31, 2013 and December 31, 2012;
F-2	Statements of Operations (unaudited) for the three months ended March 31, 2013 and March 31, 2012 and for the period from January 14, 2008 (Date of Inception) to March 31, 2013;
F-3	Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and March 31, 2012 and for the period from January 14, 2008 (Date of Inception) to March 31, 2013;
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

AMARANTUS BIOSCIENCE HOLDINGS, INC.

(A Development Stage Company)

BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$240,313	$157,174
Prepaid expenses and other current assets	312,304	519,620
Total current assets	552,617	676,794
PROPERTY AND EQUIPMENT – Net	—	—
OTHER ASSETS	643,143	533,143
TOTAL	$1,198,760	$1,209,937
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,741,421	$2,596,848
Accrued liabilities	151,703	150,049
Related Party liabilities	222,083	222,083
Note payable	1,800,000	740,000
Current portion of warrant liability	—	232,988
Current portion of derivative liability	921,954	26,893
Current portion of convertible promissory notes	328,727	768,892
Total liabilities	6,165,888	4,737,753
COMMITMENTS AND CONTINGENCIES
Stockholders’ (deficit)
Convertible preferred stock, par value $0.001 — 10,000,000 shares, authorized, 250,000 shares designated as Series A, par value $0.001, -0- shares and 250,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively, 2,500,000 shares designated as Series B par value $0.001, -0- shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	250
Common stock, par value $0.001 —1,000,000 shares authorized at March 31, 2013 and December 31, 2012; 385,166,912 and 342,516,931 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	385,167	342,517
Additional paid-in capital	9,367,041	7,991,465
Deficit accumulated during the development stage	(14,719,336)	(11,862,048)
Total stockholders’ (deficit)	(4,967,128)	(3,527,816)
Total liabilities and stockholders’ (deficit)	$1,198,760	$1,209,937

See notes to financial statements

AMARANTUS BIOSCIENCE HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO MARCH 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period From January 14, 2008 (Date of Inception) to March 31, 2013
		Restated
NET REVENUES	$—	$—	$415,996

OPERATING EXPENSES:
Research and development	663,924	76,430	2,683,039
General and administrative	1,220,673	1,289,335	9,342,133

Total costs and expenses	1,884,597	1,365,765	12,025,172

LOSS FROM OPERATIONS	(1,884,597)	(1,365,765)	(11,609,176)

INTEREST & OTHER INCOME (EXPENSE)
Interest Expense	(873,118)	(129,200)	(3,602,714)
Other Income (Expense)			82,145
Change in fair value of warrant & derivatives liabilities	(99,573)	177,934	782,601

Total interest & other income (Expense)	(972,691)	48,434	(2,737,968)

NET (LOSS)	$(2,857,288)	$(1,317,331)	$(14,347,144)

NET (LOSS) PER SHARE, BASIC	$(0.01)	$(0.02)

COMMON SHARES OUTSTANDING - BASIC	368,215,835	84,994,211

See notes to financial statements

AMARANTUS BIOSCIENCE HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO MARCH 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period From January 14, 2008 (Date of Inception) to March 31, 2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,857,288)	$(1,317,331)	$(14,347,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	2,904	33,014
Amortization of financing costs	—	—	13,091
Amortization of debt discount	475,835	—	1,131,716
Gain on disposal of equipment	—	—	(2,621)
Loss on stock issuance	—	—	672,414
Stock issued for services	292,748	—	1,930,444
Stock-based compensation	508,229	933,569	1,573,260
Non-cash interest expense related to warrants and derivatives	—	(10,606)	763,316
Non-cash interest expense related to convertible promissory notes	—	2,620	—
Change in fair value of warrant and derivative liabilities	99,573	(73,040)	(777,833)
Gain on settlement of convertible note and warrants	—	—	(137,632)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	202,391	4,132	(299,132)
Accounts payable	257,403	251,187	3,641,739
Accrued liabilities	81,248	33,093	276,275
Related party liabilities	—	—	(143,787)
Net cash used in operating activities	(939,861)	(173,472)	(5,672,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(40,392)
Acquisition of other assets	(35,000)	—	(90,000)
Security Deposit write off	1,000	—	—
Net cash used in investing activities	(34,000)	—	(130,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,200,000	172,750	3,730,978
Repayment of borrowings	(143,000)	—	(150,000)
Proceeds from issuance of common stock	—	—	1,797,941
Proceeds from issuance of stock options	—	—	200,818
Proceeds from issuance of convertible preferred stock	—	—	540,000
Costs of financings	—	—	(76,187)
Proceeds from sale of warrant	—	—	35
Net cash provided by financing activities	1,057,000	172,750	6,043,585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83,139	(722)	240,313

CASH AND CASH EQUIVALENTS - Beginning of period	157,174	870	—

CASH AND CASH EQUIVALENTS - End of period	$240,313	$148	$240,313

NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of convertible promissory notes for preferred stock	$—	$—	$195,342
Issuance of warrants to investors	$—	$—	$371,180
Preferred stock issued in lieu of payment of payable	$(250,000)	$—	$—
Issuance of convertible notes in lieu of payment interest	$15,000	$—	$15,702
Stock issued for prepaid expenses	$—	$—	$31,188
Payables forgiven for property and equipment	$—	$—	$10,000
Stock issued to acquire other assets	$79,000	$—	$556,143
Stock issued to satisfy accounts payable and accrued expenses	$527,748	$—	$1,088,556
Stock issued for convertible debt	$538,000	$—	$1,502,982
Intrinsic value of beneficial conversion feature	$—	$—	$224,985
Reclassification of warrants to APIC	$—	$—	$2,032
Other assets used to satisfy accounts payable	4,925		4,925
Bifurcation of derivatives embedded in convertible notes	$—	$—	$548,083
Stock warrants reclassified from liabilities to equity	$—	$2,032	$39,142
Issuance of convertible notes in lieu of payment of payable	$—	$259,988	$413,765
Convertible notes issued for payables	$—	$—	$69,226
Dividend to founder for assumption of debts	$—	$—	$365,870

See notes to financial statements

Amarantus Bioscience Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS

1. General

Amarantus Bioscience Holdings, Inc. (“Amarantus” and the “Company”) was incorporated on January 14, 2008 in the state of Delaware. The Company is a development stage biopharmaceutical drug development company dedicated to sourcing high-potential therapeutic platform technologies and aligning their development with complementary clinical-stage compounds to reduce overall enterprise risk. Through March 31, 2013, the Company has been primarily engaged in biotechnology research and development and raising capital.

2. Development Stage and Going Concern

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of March 31, 2013, as defined by the Financial Accounting Standard Board, or FASB, Accounting Standard Codification, or ASC 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. As of March 31, 2013, the Company has been funded by equity and debt financings. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of March 31, 2013, the Company had cash and cash equivalents of $240,313. During the three months ended March 31, 2013, the Company incurred a net loss of $2,857,288 and had negative cash flows from operating activities of $939,861. In addition, the Company had an accumulated deficit of $14,719,336 at March 31, 2013. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt or equity financings. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and equipment at March 31, 2013 and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
Equipment	$—	$—
Computer equipment	—	—
Furniture and fixtures	—	—
	—	—
Less accumulated depreciation	—	—
Property and equipment - net	$—	$—

	March 31, 2013	March 31, 2012
Depreciation Expense:
Three months ended	$—	$2,904
Inception to Date	33,014

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

To date, the Company has only received research grant revenue and contract revenue. Research grant revenue and contract revenue is recognized as the Company provides the services stipulated in the underlying agreement based on the time and expenditures incurred, and all milestones required in the agreement have been met.  Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided and the milestones are met.  The Company did not receive any research grant revenue during the three months ended March 31, 2013 and 2012, respectively See Note 5 to the financial statements for further information on the research grant revenue received and recognized to date.

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

4. AGREEMENT AND PLAN OF MERGER

On May 25, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Amarantus Therapeutics, Inc., a privately held Delaware corporation (Amarantus”), and JKIK Acquisition Corp. (“Acquisition Sub”), our newly formed wholly-owned Delaware subsidiary. In connection with the closing of this merger transaction, Amarantus merged with and into Acquisition Sub (the Merger”) on May 25, 2011, with the filing of articles of merger with the Delaware Secretary of State.

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

5. MICHAEL J. FOX FOUNDATION GRANT

In April 2010, the Company was awarded a grant from the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”). Pursuant to the MJFF grant, the Company performed research related to comparison and analysis of certain genes in rodent models of Parkinson’s disease. The grant provided for the reimbursement of expenses as incurred up to a maximum of $370,716, payable in two installments with targeted payments in April 2010 and October 2010, and it established two milestones

6. Fair Value Measurements

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3	Total
Warrant Liability			$—	$—
Derivative Liability			921,954	921,954
Total	$—	$—	$921,954	$921,954

Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Warrant Liability			$232,988	$232,988
Derivative Liability			26,893	26,893
Total	$—	$—	$259,881	$259,881

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liability mentioned above for the year ended December 31, 2012, for the three months ended March 31, 2013 and for the period from January 14, 2008 (date of inception) to March 31, 2013:

	Warrant	Derivative
	Liability	Liability	Total
January 14, 2008 (date of inception)	$—	$—	$—
Issuance of warrants	52,665	—	52,665
Issuance of convertible notes	—	9,377	9,377
Changes in fair value	(15,960)	(4,402)	(20,362)
December 31, 2008	36,705	4,975	41,680
Changes in fair value	(1,692)	(4,975)	(6,667)
December 31, 2009	35,013	0	35,013
Issuance of warrants	3,680	—	3,680
Issuance of convertibles notes	—	281,466	281,466
Reclassification of warrants to equity	(37,110)	—	(37,110)
Cancellation of warrants	(65,082)	—	(65,082)
Changes in fair value	67,915	6,081	73,996
December 31, 2010	$4,416	$287,547	$291,963
Issuance of warrants	314,835	—	314,835
Issuance of convertible notes	—	257,210	257,210
Changes in fair value	(35,320)	(404,051)	(439,371)
December 31, 2011	$283,931	$140,706	$424,637
Conversion of warrants to common stock	(2,031)	—	(2,031)
Issuance of convertible notes	—	4,044,349	4,044,349
Changes in fair value	(48,912)	(4,158,162)	(4,207,074)
December 31, 2012	$232,988	$26,893	$259,881
Issuance of convertible notes	—	2,893,435	2,893,435
Changes in fair value	(232,988)	(1,998,374)	(2,231,362)
March 31, 2013	$—	$921,954	$921,954

 The valuation of the convertible stock warrant liability is discussed in Note 8.

7. Accrued Liabilities

Accrued liabilities at March 31, 2013 and December 31, 2012, consisted of the following:

	March 31,	December 31,
	2013	2012
Accrued compensation and related benefits	$18,746	$18,746
Accrued interest	132,957	131,303
Total	$151,703	$150,049
F-11

8. Convertible Promissory Notes and derivative liability

The Company owes the principal amount of $230,000 to a total of six (6) investors who were issued Convertible Promissory Notes under the terms of a Convertible Promissory Note Agreement dated December 13, 2010 and amended on March 23, 2011 as follows:

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Conversion Date
$100,000	12-13-10	12-13-12	100,000	1-16-13
$25,000	4-11-11	4-08-13
$35,000	4-15-11	4-15-13	35,000	6-11-12
$10,000	4-22-11	4-22-13	10,000	5-31-12
$50,000	4-27-11	4-27-13	50,000	1-16-13
$10,000	4-08-11	4-08-13

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

In August, 2012, we entered into a convertible note agreement with an investor for a principal amount of $30,880. This note bears an interest rate of 12% per annum, compounded monthly, and has a maturity date of June 5, 2013. The note holder has the option to convert the note into common stock at any time, conversion at 55% of the lowest trading price over the prior three trading days from the date of conversion. We have the option to prepay the note at any time in the amount of 150% of the principal and unpaid accrued interest. This note is an assignment of a previous note. Also in September, 2012, the note holder converted $10,805, and in October, 2012, the note holder converted $19,145, into common shares of the Company.

We also owe the principal sum of $500,000 to a total of ten (10) investors who were issued Secured Convertible Promissory Notes under the terms of a Senior Secured Convertible Promissory Note Agreement dated December 28, 2010, as amended May 20, 2011 as follows:

Principal Amount	Issue Date	Maturity Date	Assigned
$125,000	12-28-10	12-6-11	$83,000 42,000	Assigned October and September 2012
$62,500	12-28-10	12-6-11	62,500	Assigned January 2013
$100,000	4-13-11	12-6-11	100,000	Assigned January 2013
$25,000	4-13-11	12-6-11	25,000	Assigned January 2013
$25,000	5-13-11	12-6-11	25,000	Assigned January 2013
$50,000	5-16-11	12-6-11	50,000	Assigned January 2013
$25,000	5-10-11	12-6-11	25,000	Assigned January 2013
$25,000	5-24-11	12-6-11	25,000	Assigned January 2013
$31,250	6-7-11	12-6-11	31,250	Assigned January 2013
$31,250	6-3-11	12-6-11	31,250	Assigned January 2013

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

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $100,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.10 or $0.20 per share. In addition, the Company issued warrants to the note holders to purchase a number of shares of capital stock issued to investors at the equivalent of 100% of the principal amount of the notes divided by the respective price per share of the stock which the principal of the note converts into. The warrants expire one year from the date of the note. During the year ended December 31, 2012, $57,000 of these convertible notes converted to Company Common shares and another $40,000 was assigned to another note holder in September 2012. During the 3 months ended March 31, 2013 the final note in the amount of $3,000, issued September 26, 2011 was paid in full.

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Assigned	Paid	Assigned or Conversion Date
$21,000	7-28-11	1-24-12	$21,000			February 2012
$21,000	7-28-11	1-24-12	$21,000			February 2012
$10,000	8-16-11	2-12-12		$10,000		October 2012
$20,000	8-18-11	2-14-12		$20,000		September 2012
$5,000	9-6-11	3-4-12	$5,000			February 2012
$5,000	9-9-11	3-7-12	$5,000			February 2012
$3,000	9-26-11	3-24-12			$3,000	March 2013
$5,000	11-2-11	4-30-12	$5,000			February 2012
$10,000	11-23-11	5-21-12		$10,000		September 2012

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

In August, 2012, $6,066 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $6,066. The ROI has a redemption value of $6,672 due on demand and the convertible promissory note is for $6,066, non-interest bearing, due February 21, 2013, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading dates from the date of conversion notice.

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

During the three months ended March 31, 2013, nine notes, totaling $375,000 on January 28, 2013, were assigned to Dominion. Dominion, subsequently converted $260,000 of the notes on February 1, 2013 and an additional $115,000 of the notes on February 19, 2013.

During the three months ended March 31, 2013, the accrued interest on eight notes, totaling $187,500 on January 28, 2013, were assigned to Dominion. This new note has a 25% guaranteed interest rate and matures July 30, 2013.

During the three months ended March 31, 2013, the accrued interest on two notes, totaling $15,000 on January 28, 2013, were converted

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

As of March 31, 2013 and December 31, 2012, the fair value of the derivative liability was $921,954 and $26,893, respectively. The changes in fair value for the three month periods ended March 31, 2013 and March 31, 2012 and the period from January 14, 2008 (date of inception) to March 31, 2013 of $(99,573), $177,634, and $782,601, respectively, has been recorded in the accompanying statements of operations as a component of other income (expense).

At March 31, 2013, total future minimum payments under the Convertible Notes are as follows:

2013	$465,859
Less Debt discounts resulting from warrant and derivative liabilities	(137,132)
Net minimum payments	$328,727

9. commitments and contingencies

Commitments — The Company leases its main office facility and a second facility for research in Sunnyvale, CA under sublease agreements that provide for month-to-month extensions by the Company.

Rent expense for the three months ended March 31, 2013 and 2012, and for the period from January 14, 2008 (date of inception) to March 31, 2013, were $7,912, $9,336, and $289,622, respectively.

Effective November 1, 2011 the Company entered into a consulting agreement where the consultant is to receive a stock option for common stock of 500,000 shares, fully vested, to be priced upon the Board of Directors approving such grant.

Contingencies — From time to time, the Company may become involved in litigation. On January 6, 2012 the Company was served a summons regarding the filing of a lawsuit (Complaint for Breach of Contract, Specific Performance and Common Counts) against the Company by a former consultant to the Company, Peter Freeman v. Amarantus Bioscience Holdings, Inc. This matter was settled in August 2012 and all settlement commitments have been met as of November 2012.

In addition the Company is in default on payment of certain Convertible Notes that were due prior to March 31, 2013, and is also late with regard to making payments to various trade account vendors for goods and services received, of which some accounts are currently with collection agencies and could possibly result in lawsuits with the Company.

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

The Company has recorded a total of $-0- and $-0- as of March 31, 2013 and December 31, 2012, respectively in obligations reflecting this liability in its financial statements. The Company recorded the assumption of the Neurotrophics debts as a distribution in 2008.

In October 2010, the Company entered into an agreement with the founders, Gerald Commissiong and John Commissiong, where they will receive a 2.5% (1.25% each for Gerald Commissiong and John Commissiong) Royalty from the gross commercial revenue of patents derived from the Company’s proprietary PhenoGuard platform technology, including patents associated with the MANF Protein and related Gene."

The Company obtained the services of its former Chairman Martin D. Cleary through a consulting agreement. During the three months ended March 31, 2013 and the years ended December 31, 2012, 2011, and the period from January 14, 2008 (date of inception) to December 31, 2012, consulting services of $-0-, $-0-, $200,000, and $479,166, respectively are included in the statement of operations. This agreement also includes a change of control clause whereby the Company shall pay Mr. Cleary a bonus of 5% of the gross proceeds to the Company resulting from the change of control. Upon his election and in his sole discretion, and in lieu of the change of control bonus, the Company shall issue to him shares of the Company’s common stock equal to 2.5% of the Company’s fully diluted capitalization as of the date of termination of the agreement. Mr. Cleary resigned from the Company in July, 2012.

In March 2012, a former and an existing Board of Director member converted a Convertible Promissory Note in the amount of $21,000, each plus accrued interest. This resulted in the issuance of 217,280 shares of Common Stock to each party. In addition, in March 2012 an existing Board of Director member converted a Convertible Promissory Note in the amount of $30,000. This resulted in the issuance of 608,300 shares of Common Stock. The same Board member also held $160,172 of Convertible Promissory Notes with the company as of December 31, 2012. $100,000 of this Convertible Promissory Note was converted in January, 2013, resulting in the issuance of 2,765,625 shares of Common Stock and a remaining balance of $60,172 as of March 31, 2013.

As of March 31, 2013 advances of $59,273 and $43,200 are due from John and Gerald Commissiong, respectively.

In January 2013 a current independent Board of Director member and his spouse both converted a Convertible Promissory Note in the amounts of $100,000 and $50,000, respectively.

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company discovered that there was an error in the financial statements contained in the Company’s March 31, 2012 financial statements on Form 10-Q. The error resulted from clerical mistakes in the computation of derivatives. The error affected the Company’s Balance Sheet at March 31, 2012 and Statement of Operations and Statement of Cash Flows for 3 months ended March 31, 2012.

The Company has made adjustments to its previously issued financial statements to correct for this error. The effect of the restatement relating to this error on the Company’s financial accounts is as follows:

BALANCE SHEET March 31, 2012 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Accounts Payable	$1,994,522	$(5,001)	$1,989,521	-0.3%
Current portion of derivative liability	$4,901	$7,480	$12,381	152.6%
Current portion of convertible promissory notes	$1,049,859	$(47,608)	$1,001,451	-4.6%
Total current liabilities	$3,798,927	$(45,129)	$3,753,798	-1.2%
Total liabilities	$3,935,988	$(45,129)	$3,890,859	-1.2%
Deficit accumulated during the development stage	$(8,088,889)	$45,129	$(8,043,760)	-0.6%
Total stockholders’ deficit	$(3,169,346)	$45,129	$(3,124,217)	--1.4%

STATEMENTS OF OPERATIONS March 31, 2012 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
Research and development	$80,916	$(4,486)	$76,430	-5.5%
General and administrative	$1,289,849	$(514)	$1,289,335	0.0%
Total costs and expenses	$1,370,765	$(5,000)	$1,365,765	-0.4%
LOSS FROM OPERATIONS	$1,370,765	$(5,000)	$1,365,765	-0.4%
Interest Expense	$(72,215)	$(56,985)	$(129,200)	78.9%
Change in fair value of warrant & derivatives liabilities	$80,580	$97,054	$177,634	120.0%
Total interest & other income (Expense)	$8,305	$40,129	$48,434	483.2%
NET (LOSS)	$(1,362,460)	$45,129	$(1,317,331)	-3.3%

STATEMENTS OF CASH FLOWS March 31, 2012 (in thousands)	Previously Reported	Adjustments	As Restated	Percent Change
NET (LOSS)	$(1,362,460)	$45,129	$(1,317,331)	-3.3%
Non-cash interest expense related to warrants and derivatives	$37,002	$(47,608)	$(10,606)	-128.7%
Change in fair value of warrant and derivative liabilities	$(80,520)	$7,480	$(73,040)	-9.3%
Accounts payable	$256,188	$(5,001)	$251,187	-2.0%

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date its financial statements were available for issuance. The Company determined that the financial statements were available for issuance on May 8, 2013.

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

On April 4, 2013, the Company received the Final Report from the Swiss-based, neuroscience-focused consulting firm the company previously disclosed it had retained to conduct a full review of the data generated as a result of the Company’s research grant with the Michael J. Fox Foundation entitled “Comparisons and Actions of MANF and GDNF in a Rodent Model of Parkinson’s Disease”.

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

On April 15, 2013, Amarantus Bioscience Holdings, Inc. appointed Russell Miller as Director of Investor Relations. Mr. Miller previously served as Director of Investor Relations for US Data Works and for Force Protection, Inc.

As previously disclosed, on January 30, 2013, Amarantus Bioscience Holdings, Inc. (the “Company”) executed an amendment to a Convertible Promissory Note payable to Dominion Capital, LLC (“Dominion”) or its registered assigns (the “Dominion Note”), dated November 14, 2012, providing for an increase in the purchase price for such note from $600,000 to $2,000,000, to be disbursed in tranches through April 26, 2013. The Dominion Note is convertible into shares of the Company’s common stock, subject to certain restrictions, at a price of $0.10 per share. On April 12, 2013, the Company received the final $200,000 tranche from Dominion, such that the Company has received an aggregate of $2,000,000 in gross proceeds in accordance with the terms of the Dominion Note.

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

Overview

Amarantus Bioscience Holdings, Inc. is a California-based development-stage biotechnology company founded in January 2008. We focus on developing our intellectual property and proprietary technology to develop drug candidates to treat human disease. We own the intellectual property rights to a therapeutic protein known as Mesencephalic-Astrocyte-derived Neurotrophic Factor (MANF”).

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

  Development of MANF to treat Parkinson’s disease, and secondarily other apoptosis-related disorders including ischemic heart disease, traumatic brain injury and organ transplantation;
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

Results of Operations

The Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

During the three months ended March 31, 2013, Amarantus generated no revenue and incurred $1,884,597 in operating expenses, resulting in loss from operations of $1,884,597. Operating expenses consisted of research and development costs of $663,924 and general and administrative expenses of $1,220,673. Stock compensation expense of $508,229 was included in the operating loss for the three months ended March 31, 2013. During the three months ended March 31, 2013, Amarantus also incurred interest expense of $873,118, and other expense of $99,573 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the three months ended March 31, 2013 was $2,857,288.

During the three months ended March 31, 2012, Amarantus generated no revenue and incurred $1,365,765 in operating expenses, resulting in loss from operations of $1,365,765. Operating expenses consisted of research and development costs of $76,430 and general and administrative expenses of $1,289,335. Stock compensation expense of $12,782 was included in the operating loss for the three months ended March 31, 2012. During the three months ended March 31, 2012, Amarantus also incurred interest expense of $129,200, and other income of $177,634 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the three months ended March 31, 2012 was $1,317,331.

Inflation adjustments have had no material impact on the Company.

Liquidity and Capital Resources

As of March 31, 2013, we had current assets in the amount of $552,617 consisting of $240,313 in cash and cash equivalents and $312,304 in prepaid expenses and other current assets. As of March 31, 2013, we had current liabilities in the amount of $6,515,888, consisting of $2,741,421 in accounts payable, $151,703 in accrued liabilities, $222,083 in related party liabilities, $1,800,000 in notes payable, $921,954 representing the current portion of derivative liabilities, and $328,727 representing the current portion of convertible promissory notes. As of March 31, 2013, we had a working capital deficit in the amount of $5,963,271.

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

We have been successful in raising convertible note financing from various individual investors over the last several months and more recently have raised a significant amount of funds from a specific financial institution. This is an encouraging trend that we expect to continue as we continue operations. We will continue to use commercially-reasonable efforts going forward to raise equity financing and other financing instruments to raise sufficient capital to continue operations and meet our major milestones.

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

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Chief Executive Officer, and Marc E. Faerber, our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. As of March 31, 2013, we did not have sufficient funds to hire another employee.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

On March 26, 2012, we became aware of a previously undisclosed legal dispute between Power3 and NeoGenomics, Inc. ("NeoGenomics") where certain intellectual property assets of Power3 were placed into receivership in September 2011 in the State of Texas as a result of an unpaid note to NeoGenomics. On March 15, 2012 Power3 filed for Chapter 7 bankruptcy.  However, on March 7th, 2012, the receiver sold, among other things, Power3's IP to NeoGenomics.  Although this sale may be considered a preference in the Power3 Bankruptcy, at this time NeoGenomics may have title to certain intellectual property of Power3.

On April 12, 2012 our representatives appeared at bankruptcy related meeting of creditors of Power3.   Ira Goldknopf, the President of Power3, testified for Power3.  In the meeting it was discussed, among other things, that (i) Power3 had not transferred any of our stock, other than providing $25,000 worth of our stock to its attorney; (ii) that another entity may own a portion of the IP; (iii) NeoGenomics was not a secured creditor when they credit bid their claim in the receivership; and (iv) the status of the license and ownership of the IP is still in question.

We are continuing to review our legal options with respect to the material misrepresentations made by the officers of Power3 and our rights in the IP.

Item 3. Defaults upon Senior Securities

The Company is in default on payment of $105,066 of Convertible Notes that were due prior to March 31, 2013 ($36,000 to Ascendent Partners, LLC, $6,066 to Richard Galterio, $50,000 to Pensco FBO Robert L. Harris, and $13,000 to Samuel Herschkowitz), and is also late with regard to making payments to various trade account vendors for goods and services received, of which some accounts are currently with collection agencies and could possibly result in lawsuits with the Company.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 1350
32.2	Certification of Chief Financial Officer pursuant to Section 1350
9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amarantus Bioscience Holdings, Inc.

Date:	May 15, 2013

By: /s/ Gerald E. Commissiong Gerald E. Commissiong Title: Chief Executive Officer and Director By: /s/ Marc E. Faerber Marc E. Faerber Title: Chief Financial Officer

