Form 10-Q/A
period 2013-03-31
Amarantus Bioscience Holdings, Inc.
filed 2013-05-16
CIK 1424812

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

1

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed by Amarantus Bioscience Holdings, Inc. (the “Company”) to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed by the Company with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-Q”) to correct an error in Item 1. Legal Proceedings and Item 3. Defaults upon Senior Securities. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

2

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The company is not currently involved in any litigation that it believes could have a material adverse effect on its financial conditions and result of operations.

Item 3. Defaults upon Senior Securities

The Company is not currently in default on any convertible note securities.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amarantus Bioscience Holdings, Inc.

Date:	May 16, 2013

By: /s/ Gerald E. Commissiong Gerald E. Commissiong Title: Chief Executive Officer and Director By: /s/ Marc E. Faerber Marc E. Faerber Title: Chief Financial Officer

4