Form 10-Q
period 2013-06-30
Amarantus Bioscience Holdings, Inc.
filed 2013-08-19
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-148922

Amarantus BioScience Holdings, Inc..

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 460,973,956 common shares as of August 12, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets (Unaudited) as of June 30, 2013 and December 31, 2012;
F-2	Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2013 and June 30, 2012 and for the period from January 14, 2008 (Date of Inception) to June 30, 2013;
F-3	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and June 30, 2012 and for the period from January 14, 2008 (Date of Inception) to June 30, 2013;
F-4	Notes to Consolidated Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

AMARANTUS BIOSCIENCE HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$67,071	$157,174
Prepaid expenses and other current assets	413,967	519,620
Total current assets	481,038	676,794

PROPERTY AND EQUIPMENT - Net	—	—

OTHER ASSETS	646,143	533,143

TOTAL ASSETS	$1,127,181	$1,209,937

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,617,006	$2,596,848
Accrued liabilities	228,862	150,049
Related Party liabilities	245,728	222,083
Note Payable	1,560,715	740,000
Current portion of warrant liability	—	232,988
Current portion of derivative liability	250,011	26,893
Current portion of convertible promissory notes, net of debt discount	674,161	768,892
Total current liabilities	5,576,483	4,737,753

STOCK WARRANT LIABILITY	—	—

DERIVATIVE LIABILITY – Net of current portion	—	—

CONVERTIBLE PROMISSORY NOTES - Net of current portion	—	—

Total liabilities	5,576,483	4,737,753

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $0.001 par value - authorized, 10,000,000 shares, 250,000 shares designated as Series A, par value $0.001, -0- and 250,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	250
Convertible preferred stock, $0.001 par value - authorized, 10,000,000 shares, 2,500,000 shares designated as Series B, par value $0.001, -0- shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Convertible preferred stock, $0.001 par value - authorized, 10,000,000 shares, 750,000 shares designated as Series C, par value $0.001, 375,000 and -0- shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	375	—
Common stock, $0.001 par value - authorized 1,000,000,000 shares; 441,627,659 and 342,516,931 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	441,628	342,517
Additional paid-in capital	10,728,916	7,991,465
Deficit accumulated during the development stage	(15,620,221)	(11,862,048)

Total stockholders’ deficit	(4,449,302)	(3,527,816)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,127,181	$1,209,937

See notes to financial statements

AMARANTUS BIOSCIENCE HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO JUNE 30, 2013

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from January 14, 2008 (Date of Inception) to June 30, 2013

NET REVENUES	$—	$—	$—	$—	$415,996

OPERATING EXPENSES:
Research and development	474,671	359,829	1,138,596	435,745	3,157,710
General and administrative	829,804	574,853	2,050,476	1,864,702	10,171,937

Total costs and expenses	1,304,475	934,682	3,189,072	2,300,447	13,329,647

LOSS FROM OPERATIONS	(1,304,475)	(934,682)	(3,189,072)	(2,300,447)	(12,913,651)

INTEREST & OTHER INCOME (EXPENSE)
Interest Expense	(268,353)	(111,932)	(1,141,471)	(217,382)	(3,871,067)
Other Income (Expense)	—	—	—	—	75,823
Change in fair value of warrant & derivative liabilities	671,943	51,287	572,370	205,171	1,454,544

Total interest & other income (expense)	403,590	(60,645)	(569,101)	(12,211)	(2,340,700)

NET LOSS	$(900,885)	$(995,327)	$(3,758,173)	$(2,312,658)	$(15,254,351)

NET LOSS PER SHARE, BASIC	$(0.00)	$(0.01)	$(0.01)	$(0.02)

COMMON SHARES OUTSTANDING - BASIC	397,175,440	101,415,191	380,084,393	94,635,577

 See notes to financial statements

AMARANTUS BIOSCIENCE HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO JUNE 30, 2013

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from January 14, 2008 (Date of Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,758,173)	$(2,312,658)	$(15,254,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	5,808	33,014
Amortization of financing costs	133,114	—	788,995
Amortization of debt discount	596,270	—	609,361
Gain on disposal of equipment	—	—	(2,621)
Loss on stock issuance	—	—	672,414
Stock issued for services	65,551	—	1,703,247
Stock-based compensation	597,582	1,400,760	1,662,613
Non-cash interest expense related to warrants and derivatives	—	—	763,316
Non-cash interest expense related to convertible notes	—	158,206	—
Change in fair value of warrant and derivative liabilities	(572,370)	(205,171)	(1,449,776)
Gain on settlement of convertible note and warrants	—	—	(137,632)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(27,461)	(84,721)	(528,984)
Accounts payable	954,126	720,128	4,344,784
Accrued liabilities	341,313	50,578	536,340
Related party liabilities	23,645	—	(120,142)
Net cash used in operating activities	(1,646,403)	(267,070)	(6,379,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(40,392)
Acquisition of other assets	(34,000)	—	(89,000)
Security deposit write-off	—	—	(1,000)
Net cash used in investing activities	(34,000)	—	(130,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,733,300	272,848	4,404,278
Repayment of borrowings	—	—	(147,000)
Proceeds from issuance of common stock	—	—	1,797,941
Proceeds from the issuance of stock options	—	—	200,818
Proceeds from issuance of convertible preferred stock	—	—	540,000
Payments on notes payable and accrued interest	(140,000)	—	(140,000)
Payments on convertible notes and accrued interest	(3,000)	—	(3,000)
Costs of financings	—	—	(76,187)
Proceeds from sale of warrant	—	—	35
Net cash provided by financing activities	1,590,300	272,848	6,576,885

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90,103)	5,778	67,071
CASH AND CASH EQUIVALENTS - Beginning of period	157,174	870	—

CASH AND CASH EQUIVALENTS - End of period	$67,071	$6,648	$67,071

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants to investors	$—	$—	$371,180
Preferred stock issued in lieu of payment of payable	$—	$—	$250,000
Issuance of convertible notes in lieu of payment interest	$—	$—	$702
Stock issued for prepaid expenses	$—	$—	$31,188
Payables forgiven for property and equipment	$—	$—	$10,000
Stock issued to acquire other assets	$79,000	$—	$556,143
Stock issued to satisfy accounts payable and accrued expenses	$770,254	$—	$1,331,062
Stock issued for notes payable	$600,000	$—	$600,000
Stock issued for convertible debt	$563,000	$—	$1,527,982
Stock issued for warrant obligations	$78,000	$—	$78,000
Debt discount for derivative conversion feature	$645,800	$—	$645,800
Intrinsic value of beneficial conversion feature	$—	$—	$224,985
Reclassification of warrants to additional paid-in capital	$—	$—	$2,032
Bifurcation of derivatives embedded in convertible notes	$—	$—	$548,053
Preferred stock warrants reclassified from liabilities to equity	$—	$2,032	$39,142
Notes payable issued for accounts payable	$160,715	$—	$160,715
Convertible notes issued for payables and accrued liabilities	$187,500	$284,343	$647,199

  See notes to financial statements

Amarantus Bioscience Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS

1. General

Amarantus Bioscience Holdings, Inc. (“Amarantus” and the “Company”) was incorporated on January 14, 2008 in the state of Delaware and was reincorporated in Nevada on March 22, 2013. The Company is a development stage biopharmaceutical drug development holding company dedicated to sourcing high-potential therapeutic and diagnostic platform technologies and aligning their development with complementary biopharmaceutical assets to reduce overall enterprise risk. Through June 30, 2013, the Company has been primarily engaged in biotechnology research and development and raising capital to fund its operations.

2. Development Stage and Going Concern

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of June 30, 2013, as defined by the Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential diagnostic and therapeutic markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. From inception to June 30, 2013, the Company has been funded by equity and debt financings. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

The Company expects to continue to incur substantial losses over the next several years during its development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of debt and equity securities, securing non-dilutive funding and, in the longer term, by generating revenue from product sales.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of June 30, 2013, the Company had cash and cash equivalents of $67,071. During the three and six months ended June 30, 2013, the Company incurred a net loss of $900,885 and $3,758,173 respectively and had negative cash flows from operating activities for the six months ended June 30, 2013 of $1,646,403. In addition, the Company had an accumulated deficit of $15,620,221 at June 30, 2013. The Company believes that its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt or equity financings. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, obtaining non-dilutive funding, or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

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

Property and equipment at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,	December 31,
	2013	2012
Equipment	$—	$—
Computer equipment	—	—
Furniture and fixtures	—	—
	—	—
Less accumulated depreciation	—	—
Property and equipment – net	$—	$—

	June 30,	June 30,
	2013	2012
Depreciation Expense:
Three months ended	$—	$2,904
Six months ended	—	5,809
Inception to Date	33,014	31,562

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

To date, the Company has only received research grant revenue and contract revenue. Research grant revenue and contract revenue is recognized as the Company provides the services stipulated in the underlying agreement based on the time and expenditures incurred, and all milestones required in the agreement have been met.  Amounts received in advance of services provided are recorded as deferred revenue and recognized as revenue when the services are provided and/or the milestones are met.  The Company did not receive any research grant revenue during the three and six months ended June 30, 2013 and 2012, respectively Refer to Note 5 of the condensed consolidated financial statements, in the most recent filed 10-K, for further information on the research grant revenue received and recognized to date.

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

Stock Warrants - Certain warrants to purchase the Company’s stock are classified as liabilities in the condensed consolidated balance sheets. These warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense). Other warrants to purchase the Company’s convertible preferred stock are classified as equity in the balance sheet and are not subject to remeasurement.

Derivative Liability - Certain derivatives embedded within convertible promissory notes have been bifurcated and recorded as derivatives in the condensed consolidated balance sheets because they are not clearly and closely related. These derivatives are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense).

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

Fair Value of Financial Instruments -The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable, and accrued liabilities approximates fair value due to the short-term maturities of such instruments.

Net income (loss) per share attributable to Amarantus common stockholders

Basic net income (loss) per share attributable to Amarantus common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the period. In accordance with FASB ASC 260, because there was a net loss for the reported periods, zero incremental potential dilutive shares were included for diluted earnings per share because the effect would be anti-dilutive ..

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

Level 1 — Inputs that are unadjusted and based on quoted prices in active markets for identical assets or liabilities at the measurement date.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at June 30, 2013
	Level 1	Level 2	Level 3	Total
Warrant Liability			$—	$—
Derivative Liability	—	$—	250,011	250,011
Total	$—	$—	$250,011	$250,011

Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Warrant Liability			$232,988	$232,988
Derivative Liability	—	$—	26,893	26,893
Total	$—	$—	$259,881	$259,881

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liability mentioned above for the year ended December 31, 2012, for the six months ended June 30, 2013 and for the period from January 14, 2008 (date of inception) to June 30, 2013:

	Warrant	Derivative
	Liability	Liability	Total
January 14, 2008 (date of inception)	$—	$—	$—
Issuance of warrants	52,665		52,665
Issuance of convertible notes		9,377	9,377
Changes in fair value	(15,960)	(4,402)	(20,362)

December 31, 2008	36,705	4,975	41,680
Changes in fair value	(1,692)	(4,975)	(6,667)

December 31, 2009	35,013	—	35,013
Issuance of warrants	3,680		3,680
Issuance of convertibles notes	—	281,466	281,466
Reclassification of warrants to equity	(37,110)	—	(37,110)
Cancellation of warrants	(65,082)	—	(65,082)
Changes in fair value	67,915	6,081	73,996

December 31, 2010	$4,416	$287,547	$291,963
Issuance of warrants	314,835	—	314,835
Issuance of convertible notes	—	257,210	257,210
Changes in fair value	(35,320)	(404,051)	(439,371)

December 31, 2011	$283,931	$140,706	$424,637
Conversion of warrants to common stock	(2,031)	—	(2,031)
Issuance of convertible notes		4,044,349	4,044,349
Changes in fair value	(48,912)	(4,158,162)	(4,207,074)

December 31, 2012	$232,988	$26,893	$259,881
Issuance of convertible notes	—	2,893,435	2,893,435
Changes in fair value	(232,988)	(2,670,317)	(2,903,305)

June 30, 2013	$—	$250,011	$250,011

 The valuation of the convertible stock warrant liability is discussed in Note 6.

5. Accrued Liabilities

Accrued liabilities at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,	December 31,
	2013	2012
Accrued liabilities and employee related benefits	$65,746	$18,746
Accrued interest	163,116	131,303

Total	$228,862	$150,049

6. Convertible Promissory Notes and derivative liability

The Company previously owed the principal amount of $230,000 to a total of six (6) investors who were issued Convertible Promissory Notes under the terms of a Convertible Promissory Note Agreement dated December 13, 2010 and amended on March 23, 2011 as follows:

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Conversion Date
$100,000	12-13-10	12-13-12	100,000	1-16-13
$25,000	4-11-11	4-08-13
$35,000	4-15-11	4-15-13	35,000	6-11-12
$10,000	4-22-11	4-22-13	10,000	5-31-12
$50,000	4-27-11	4-27-13	50,000	1-16-13
$10,000	4-08-11	4-08-13

These notes bear interest at a rate of 5% per annum, with all principal and accrued interest payable on the maturity date. Principal and unpaid accrued interest due under these notes shall be automatically converted into common stock at the closing of our next equity financing in which the gross proceeds exceed $1,000,000 (the “Next Equity Financing”), based on a conversion price equal to one-third of the price per share of the stock sold to outside investors in the Next Equity Financing. If the Next Equity Financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted at our option into shares of our most recently closed equity financing, based on a conversion price equal to one-third of the price per share of the most recently closed equity financing. On May 30, 2012, at the request of a majority of the note holders, the Company modified the conversion terms to allow these notes to convert at a fixed price of $0.04 at any time, with all other provisions remaining exactly the same.

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

Principal and interest, accrued at the rate of 5% per annum, was due and payable on December 6, 2011, unless earlier converted into equity securities of the company. Principal and unpaid accrued interest shall be converted, at the option of the holder, into equity securities of the company at the closing of our next equity financing in which gross aggregate proceeds to the Company exceed $1,750,000 and the Company registers its stock for sale pursuant to the Securities Act of 1933. The conversion price shall be equal to one-third of the price per share of this financing. If this financing does not occur on or before the maturity date, the principal and unpaid accrued interest can be converted, at the option of the holders of a majority of the aggregate principal amount of the senior secured convertible promissory notes, into common stock of the Company. These notes were formerly secured by collateral consisting of substantially all assets of the company. Under the May 20, 2011 amendment to the Senior Secured Convertible Promissory Note Agreement, this security interest was terminated. Under the terms of the agreement as amended, we may not incur any indebtedness for borrowed money except pursuant to an agreement that provides that repayment of such indebtedness will be subordinated to repayment of the Notes. In addition, we may not encumber any of our property during such time as the Notes remain due and owing. As provided in the amendment, the note holders have warrant coverage equal to 100% of the note principal at an exercise price equal to 100% of that to outside investors in the closing of the next equity financing of $1,175,000 or more, but not to be less than $0.60 per share. The warrants expire five years from the date of the next equity financing closing. In January 2013, $375,000 of the outstanding convertible notes were assigned to Dominion Capital LLC, who in February 2013 converted the notes into equity. Also in January 2013, this same investor settled all outstanding accrued interest related to the assigned notes in return for a convertible note of $187,500 with a guaranteed interest of 25%, maturity on July 30, 2013, and a conversion price of $0.015 per common share.

During the twelve months ended December 31, 2011, the Company issued convertible promissory notes to various investors for aggregate proceeds of $100,000. Principal and interest on these convertible notes, accrued at the rate of 6% per annum, were due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.10 or $0.20 per share. In addition, the Company issued warrants to the note holders to purchase a number of shares of common stock issued to investors at the equivalent of 100% of the principal amount of the notes divided by the respective price per share of the stock which the principal of the note converts into. The warrants expire one year from the date of the note. All related warrants expired in 2012 unexercised. During the year ended December 31, 2012, $57,000 of these convertible notes converted to Company common shares and another $40,000 was assigned to another note holder in September 2012. In March 2013 the final note in the amount of $3,000, issued September 26, 2011 was paid in full along with accrued interest.

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Assigned	Paid	Assigned or Conversion Date
$21,000	7-28-11	1-24-12	$21,000			February 2012
$21,000	7-28-11	1-24-12	$21,000			February 2012
$10,000	8-16-11	2-12-12		$10,000		October 2012
$20,000	8-18-11	2-14-12		$20,000		September 2012
$5,000	9-6-11	3-4-12	$5,000			February 2012
$5,000	9-9-11	3-7-12	$5,000			February 2012
$3,000	9-26-11	3-24-12			3,000	March 2013
$5,000	11-2-11	4-30-12	$5,000			February 2012
$10,000	11-23-11	5-21-12		$10,000		September 2012

During the period January 1, 2012 through June 30, 2013, the Company issued convertible promissory notes to various investors for aggregate proceeds of $545,608. Principal and interest on these convertible notes accrue at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.0016 or $0.165 per share.

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Conversion Date
$5,000	12-30-11	6-27-12	$5,000	February 2012
$100,000	1-17-12	7-15-12	$100,000	December 2012
$3,750	2-21-12	8-19-12	$3,750	February 2012
$25,000	4-2-12	9-29-12	$25,000	April 2012
$5,000	5-18-12	11-14-12	$5,000	December 2012
$21,500	6-6-12	1-6-13	$21,500	December 2012
$13,000	6-6-12	12-3-12
$5,000	7-10-12	1-6-13	$5,000	December 2012
$50,000	8-23-12	2-19-13
$5,500	9-4-12	3-3-13	$5,500	December 2012
$5,000	9-21-12	3-20-13
$10,000	9-24-12	3-23-13
$21,000	10-2-12	3-31-13
$5,000	10-16-12	4-14-13	$5,000	October 2012
$19,900	10-26-12	4-24-13
$10,000	10-29-12	4-27-13	$10,000	October 2012
$11,437	10-30-12	10-30-13	$11,437	November 2012
$10,000	11-2-12	5-1-13	$10,000	December 2012
$7,500	11-2-12	5-1-13	$7,500	November 2012
$24,000	11-2-12	5-1-13	$24,000	November 2012
$10,000	11-5-12	5-4-13
$50,371	11-7-12	5-6-13
$20,000	11-8-12	5-7-13
$5,000	11-10-12	5-9-13	$5,000	December 2012
$6,000	11-13-12	5-12-13
$350	11-13-12	NA
$13,000	11-19-12	5-18-13
$25,000	5-13-13	11-9-13	$25,000	May 2013
$38,300	5-24-13	11-24-13
$20,000	6-5-13	12-2-13

In August, 2012, $6,066 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $6,066. The ROI has a redemption value of $6,672 due on demand and the convertible promissory note is for $6,066, non-interest bearing, due February 21, 2013, and is convertible to common shares after six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading days from the date of conversion notice.

On November 14, 2012 the Company entered into a Convertible Promissory note agreement with Dominion Capital LLC in the principal amount of $600,000, payable in four tranches, with a maturity date of June 3, 2013. The note bears an interest rate of 10% per annum until the note is paid in full, and can be converted into common shares of the Company at a price of $0.10 per share subject to certain conditions. This note is repayable in 4 equal weekly installments of $165,000 ($150,000 principal and $15,000 interest) commencing May 14, 2013. On January 30, 2013, the Company executed an amendment to the Convertible Promissory note payable to Dominion Capital, LLC providing for an increase in the purchase price for such note from $600,000 to $2,000,000, to be disbursed in tranches through April 26, 2013. The note has been amended to provide for an extended amortization schedule with a final maturity date of October 28, 2013. The Company has the option to pay the note in cash or stock at its discretion, subject to certain conditions. The Company intends to apply the proceeds from the amended Dominion note for working capital purposes. Dominion is not able to begin to convert the note until May 14, 2013. The Company received all $600,000 from the initial agreement in 2012, and received the first tranche of funding of $250,000 on January 30, 2013 and the final one in April 2013. As of June 30, 2013 the full $2 million has been borrowed by the Company and the Company has been making payments on the note since May 2013 in $165,000 installments, in stock, for a total of $600,000 of principal and $60,000 of interest. Aegis Capital served as placement agent on the transaction and received 10% in placement agent fees.

On June 7, 2013 the Company entered into a Securities Purchase Agreement (the “Bridge Financing”) with Dominion Capital LLC pursuant to which the investor purchased an aggregate principal amount $250,000 12% debentures due June 7, 2014, with a payment schedule of $125,000 upon execution and $125,000 within 30 days, all of which was received by the Company in June 2013. The Debentures are convertible into common stock at a conversion price of $0.032 per share, subject to adjustment. The Company may repurchase this note at any time for 125% of the purchase price. Aegis Capital served as placement agent on the transaction and received 10% in placement agent fees.

The following notes were assigned between parties:

Principal Amount	Issue Date	Maturity Date		Converted to Equity	Conversion Date
$43,000	12-12-12	Demand		$43,000	Dec 2012 & Jan 2013
$30,000	9-14-12	9/14/13		$30,000	Sept & Oct ‘12
$42,000	9-27-12	9-27-13		$42,000	October 2012
$9,202	10-2-12	Demand		$9,202	December 2012
$10,000	10-18-12	10-12-13		$10,000	October 2012
$40,000	10-24-12	Demand		$30,000	Oct & Nov 2012
$10,172	11-4-12	5-3-13	$

Accrued interest on two notes, totaling $15,000 on January 28, 2013, were converted to common stock.

A number of the Company’s convertible notes contain embedded derivatives wherein their automatic conversion, which is contingent upon a future equity raise, can accelerate the realization of the expected payout for each note. This feature creates the possibility of a greater than expected return for the note holder and thus a higher than expected liability for the Company. The value of this feature was estimated for each note using the probability expected return method, in which the payout of distinct potential early conversion scenarios was discounted to the present value using the expected IRR (Internal Rate of Return) of the note and compared with the present value of the note if held to maturity. Probabilities were applied to the value of early conversion in each scenario to arrive at a probability weighted value of the early conversion feature.

As of June 30, 2013 and December 31, 2012, the fair value of the derivative liability was $250,011 and $26,893, respectively. The changes in fair value of warrant and derivative liabilities for the three month periods ended June 30, 2013 and June 30, 2012 of $671,943 and $51,287 respectively, and for the six month periods ended June 30, 2013 and June 30, 2012 of $572,370 and $205,171 respectively, and the period from January 14, 2008 (date of inception) to June 30, 2013 of $1,454,544 have been recorded in the accompanying condensed consolidated statements of operations as a component of other income (expense).

At June 30, 2013, total future minimum payments under the notes payable are as follows:

2013	$1,560,715
Thereafter	—
Total principal	$1,560,715

At June 30, 2013, total future minimum payments under the convertible notes are as follows:

2013	$524,159
2014	250,000
Thereafter	—
Total principal	774,159
Less Debt discounts resulting from warrant and derivative liabilities	(99,998)
Net minimum payments	$674,161

7. commitments and contingencies

Commitments — The Company leases its main office facility and a second facility for research in Sunnyvale, CA under sublease agreements that provide for month-to-month extensions by the Company.

Rent expense for the three months ended June 30, 2013 and 2012 was $3,986 and $10,078 respectively, and for the six months ended June 30, 2013 and 2012 was $11,898 and $19,414 respectively. For the period from January 14, 2008 (date of inception) to June 30, 2013, rent expense was $293,608.

Contingencies — The Company is in non-payment of certain convertible notes that were due prior to June 30, 2013, and is also late with regard to making payments to various trade account vendors for goods and services received, of which some accounts are currently with collection agencies and could possibly result in lawsuits with the Company.

The Company agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings as follows:

Future financing with proceeds of at least

$1,000,000	$50,000
1,250,000	20,000
1,500,000	26,000
2,000,000	50,000
5,000,000	50,000
6,000,000	20,000

Total	$216,000

The Company incurred various obligations related to the original acquisition of its intellectual property around the time the Company was founded. These transactions are described more fully below in Note 9, including a reference to contingent obligations reflected in the condensed consolidated financial statements.

8. STOCKHOLDERS’ EQUITY

In May 2012, the Company designated a class of preferred stock as Series A Convertible Preferred Stock consisting of 250,000 shares. On April 1, 2013 Amarantus BioScience, Inc. (the “Company”) filed a Certificate of Designation with the State of Nevada designating a class of preferred stock as Series C Convertible Preferred Stock consisting of 750,000 shares. On April 2, 2013 the Company filed the Certificate of Designation with the State of Nevada formally creating the previously disclosed Series B Convertible Preferred Stock consisting of 2,500,000 shares.

Convertible preferred stock, $0.001 par value - authorized, 10,000,000 shares, 250,000 shares designated as Series A, par value $0.001, -0- and 250,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively. During the six months ended June 30, 2013, 250,000 share of the Series A Convertible Preferred Stock was converted to 8,094,117 shares of common stock.

The Series B Convertible Preferred Stock has no anti-dilution provisions, can only be issued to officers, directors and advisors of the Company, and cannot be converted into common stock, transferred, sold or disposed of in any manner for 24 months. Convertible preferred stock, $0.001 par value - authorized, 10,000,000 shares, 2,500,000 shares designated as Series B, par value $0.001, -0- shares issued and outstanding as of June 30, 2013 and December 31, 2012.

The Series C Convertible Preferred Stock has no anti-dilution provisions, can only be issued to officers and directors of the Company, is convertible into a cumulative total of 750,000 common shares and is automatically convertible into common stock upon listing of the Company’s common stock to a national stock exchange. Convertible preferred stock, $0.001 par value - authorized, 10,000,000 shares, 750,000 shares designated as Series C, par value $0.001, 375,000 and -0- shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively

9. segment reporting

The Company operates in one reportable segment. The Company's Chief Executive Officer, who is considered to be the chief operating decision maker, manages the Company's operations as a whole and reviews financial information presented on a this basis, for purposes of evaluating financial performance and allocating resources.

10. Related-Party Transactions

The Company was co-founded in 2008 by Mr. Gerald Commissiong and Dr. John Commissiong under the original name of CNS Protein Therapeutics, Inc. (“CNS”), and changed its name to Amarantus BioSciences, Inc. in 2010, and currently Amerantus Bioscience Holdings, Inc. Dr. Commissiong is currently the Chief Scientific Officer, a member of the Board of Directors (appointed in March 2011) and majority shareholder of the Company. Mr. Gerald Commissiong is currently the Chief Operating Officer, a member of the Board of Directors, and a significant shareholder of the Company. Dr. Commissiong also founded Neurotrophics, Inc., a Canadian company, in 2003. In 2007, Neurotrophics established an agreement with EMS Development Group to acquire the intellectual property rights to a protein compound, mesencephalic astrocyte-derived neurotrophic factor (“MANF”), from Prescient Neuropharma Co. MANF was discovered by Dr. Commissiong while working for Prescient in 2002, as a drug candidate with promising therapeutic properties for treatment of syndromes such as Parkinson’s Disease.

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

The Company has recorded a total of $-0- and $-0- as of June 30, 2013 and December 31, 2012, respectively in obligations reflecting this liability in its condensed consolidated financial statements. The Company recorded the assumption of the Neurotrophics debts as a distribution in 2008.

In October 2010, the Company entered into an agreement with the founders, Gerald Commissiong and John Commissiong, where they will receive a 2.5% (1.25% each for Gerald Commissiong and John Commissiong) Royalty from the gross commercial revenue of patents derived from the Company’s proprietary PhenoGuard platform technology, including patents associated with the MANF Protein and related Gene."

The Company obtained the services of its former Chairman Martin D. Cleary through a consulting agreement. During the three months ended June 30, 2013 and the year ended December 31, 2012, 2011, and the period from January 14, 2008 (date of inception) to December 31, 2012, consulting services of $-0-, $-0-, $200,000, and $479,166, respectively are included in the condensed consolidated statement of operations. This agreement also includes a change of control clause whereby the Company shall pay Mr. Cleary a bonus of 5% of the gross proceeds to the Company resulting from the change of control. Upon his election and in his sole discretion, and in lieu of the change of control bonus, the Company shall issue to him shares of the Company’s common stock equal to 2.5% of the Company’s fully diluted capitalization as of the date of termination of the agreement. Mr. Cleary resigned from the Company in July 2012.

In March 2012, a former and an existing Board of Director member converted a convertible promissory note in the amount of $21,000, each plus accrued interest. This resulted in the issuance of 217,280 shares of common stock to each party. In addition, in March 2012 an existing Board of Director member converted a convertible promissory note in the amount of $30,000. This resulted in the issuance of 608,300 shares of common stock. The same Board member also held $160,172 of convertible promissory notes with the company as of December 31, 2012. $100,000 of this convertible promissory note was converted in January, 2013, resulting in the issuance of 2,765,625 shares of common stock and a remaining note balance of $60,172 as of June 30, 2013.

As of June 30, 2013 advances of $69,273 and $53,200 are due from John and Gerald Commissiong, respectively.

In January 2013 a current independent Board of Director member and his spouse both converted a Convertible Promissory Note in the amounts of $100,000 and $50,000, respectively, and accrued interest of $15,000.

11.        SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that its financial statements were available for issuance.

On July 30, 2013, the Company received notice that The Depository Trust Company has determined to lift the deposit chill (“DTCC Chill”) on the Company’s common stock and has resumed accepting deposits for depository and book-entry transfer services.

On August 19, 2013, the Company entered into a securities purchase agreement with an institutional investor (the “Investor”) pursuant to which the Company will issue shares of newly designated Series D 8% Convertible Preferred Stock (”Series D Preferred Stock”) to the Investor in exchange for the Investor agreeing to paying off certain accounts payables of the Company, up to an aggregate approximate amount of $1,250,000. In addition, the Company granted to the Investor the right to participate in future financings of the Company until 12 months from the date of the last closing.

On August 19, 2013, the Company filed a Certificate of Designation designating 1,300 of our preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $1,000 and pays on a quarterly basis 8% cumulative dividends per annum. Dividends are payable by the Company in cash or at the Company’s option, in shares of common stock. The Series D Preferred Stock shall have no voting rights except in certain circumstances which would adversely affect the Series D Preferred Stock holders. Each share of Series D Preferred Stock is convertible at any time into shares of common stock by dividing the stated value per share by the then effective conversion price. The conversion price for the Series D Preferred Stock shall equal $0.03 per share, subject to adjustment; provided, however, in the event that during any period that the Series D Preferred Stock is outstanding, a holder delivers a conversion notice within 5 trading days following a period that the average of 5 consecutive VWAPs is less than $0.02, the conversion price shall be thereafter reduced, and only reduced, to equal the lesser of the then conversion price and 75% of the average of the lowest 5 consecutive VWAPs prior to the delivery of such conversion notice. The Series D Preferred Stock is also subject to redemption by the Company upon certain triggering events.

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

MANF is a protein that corrects protein misfolding. Protein misfolding is one of the major causes of apoptosis (cell death). This property provides a compelling rationale for the research and development of MANF-based products as therapeutics for human disease. Our lead MANF product development effort is centered on a therapy for Parkinson’s disease (PI).

In April 2013, the Company received the Final Report from the Swiss-based, neuroscience-focused consulting firm the Company had retained to conduct a full review of the data generated as a result of the Company’s research grant with the Michael J. Fox Foundation entitled “Comparisons and Actions of MANF and GDNF in a Rodent Model of Parkinson’s Disease”.

In May 2013, the Company submitted a final report to the Michael J. Fox Foundation for Parkinson’s Research Grant Award Progress Report for the grant “Comparisons and Actions of MANF and GDNF in Rodent Models of Parkinson’s Disease.”

The objectives of this study were (1) to confirm MANF’s activity in the 6-OHDA model of PD, (2) to evaluate striatal and nigral administration of MANF, (3) to administer MANF in neuroprotection and neuroregeneration protocols, (4) to assess different dose levels of MANF, (5) to compare MANF with GDNF under identical experimental conditions, (6) to apply an array of behavioral, structural and functional measures, and (7) to measure diffusion of MANF after convection enhanced delivery. The results of the study included the following:

☐	MANF displayed strong neuroprotective activity when administered to the striatum as evidenced by normalized ipsilateral rotational behavior evoked by amphetamine and protection of TH+ cell bodies in the substantia nigra.

☐	MANF prevented the striatal 6-OHDA-induced decrease of striatal dopaminergic terminals when administered to the substantia nigra.

☐	MANF’s activity is dependent on its location of administration and MANF’s effects manifest themselves distal to the administration site. Striatal administration of MANF protects nigral cell bodies while nigral administration of MANF protects striatal dopaminergic fiber densities.

☐	MANF may display effects contralateral to the growth factor administration site.

☐	MANF could be delivered to the striatum by convection enhanced delivery and MANF diffusion and distribution volumes could be measured by immunohistochemistry.

☐	Continued MANF development for the treatment of PD is warranted based on the results of this present study, the known mechanism of action and published literature.

Amarantus licensed the intellectual property rights to a diagnostic blood test to diagnose Alzheimer’s disease from Memory Dx, LLC in December 2012. LymPro is a diagnostic blood test that evaluates the quantities and concentrations of certain biomarkers in the blood with a scientific relationship to Alzheimer’s based on cell cycling.

Amarantus acquired the intellectual property rights to 2 diagnostic blood test platforms known as NuroPro and BC-SeraPro from the bankruptcy estate of Power3 Medical Products. NuroPro is a neurodegenerative disease diagnostic platform with a lead application in Parkinson’s disease. BC SeraPro is an oncology diagnostic platform with a lead application in Breast Cancer.

In May 2013, Company released an updated and corrected White Paper regarding its LymPro® Test for Alzheimer’s disease. Specifically section 6.6 was added. The White Paper can be found on the Company's website at http://ir.stockpr.com/amarantus/scientific-publications .

We also own an inventory of 88 cell lines that we refer to as PhenoGuard Cell Lines. MANF was the first therapeutic protein discovered from a PhenoGuard Cell Line. We believe that we may identify additional therapeutic proteins from our inventory of PhenoGuard Cell Lines.

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

Development of MANF to treat PD, and secondarily other apoptosis-related disorders including ischemic heart disease, traumatic brain injury and organ transplantation;

Development of LymPro as a blood test to diagnose Alzheimer’s disease in its earliest stages, and secondarily further research of NuroPro and BC-SeraPro to diagnose neurodegenerative diseases and breast cancer;

Exploration of the Company’s PhenoGuard platform for drug candidate screening and discovery; and

Evaluation of external drug candidates for potential in-licensure or acquisition.

For the next 12 months, the Company intends to focus on the development of MANF and the development of LymPro. The Company intends to use minimal resources and look for appropriate research partnership opportunities to further develop its BC-SeraPro, NuroPro and PhenoGuard assets.

Results of Operations

The Three Months Ended June 30, 2013 and June 30, 2012

During the three months ended June 30, 2013, Amarantus generated no revenue and incurred $1,304,475 in operating expenses, resulting in a loss from operations of $1,304,475. Operating expenses consisted of research and development costs of $474,671 and general and administrative expenses of $829,804. During the three months ended June 30, 2013, Amarantus incurred interest expense of $268,353 and other income of $671,943 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the three months ended June 30, 2013 was $900,885. Stock based compensation from grants under the 2008 Stock Plan and the 2012 Series B Convertible Preferred Stock Option Plan accounted for $89,353 of the $900,885 net loss for the three months ended June 30, 2013.

During the three months ended June 30, 2012, Amarantus generated no revenue and incurred $934,682 in operating expenses, resulting in a loss from operations of $934,682. Operating expenses consisted of research and development costs of $359,829 and general and administrative expenses of $574,853. During the three months ended June 30, 2012, Amarantus incurred interest expense of $111,932 and other income of $51,287 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the three months June 30, 2012 was $995,327. Stock based compensation from grants under the 2008 Stock Plan and the 2012 Series B Convertible Preferred Stock Option Plan accounted for $343,903 of the $995,327 net loss for the three months ended June 30, 2012.

The Six Months Ended June 30, 2013 and June 30, 2012

During the six months ended June 30, 2013, Amarantus generated no revenue and incurred $3,189,072 in operating expenses, resulting in a loss from operations of $3,189,072. Operating expenses consisted of research and development costs of $1,138,596 and general and administrative expenses of $2,050,476. During the six months ended June 30, 2013, Amarantus incurred interest expense of $1,141,471 and other income of $572,370 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the six months June 30, 2013 was $3,758,173. Stock compensation from grants under the 2008 Stock Plan and the 2012 Series B Convertible Preferred Stock Option Plan accounted for $597,582 of the $3,758,173 net loss for the six months ended June 30, 2013.

During the six months ended June 30, 2012, Amarantus generated no revenue and incurred $2,300,447 in operating expenses, resulting in a loss from operations of $2,300,447. Operating expenses consisted of research and development costs of $435,745 and general and administrative expenses of $1,864,702. During the six months ended June 30, 2012, Amarantus incurred interest expense of $217,382 and other income of $205,171 related to a change in fair value of warrant and derivative liabilities. Amarantus’ net loss for the six months June 30, 2012 was $2,312,658. Stock compensation from grants under the 2008 Stock Plan and the 2012 Series B Convertible Preferred Stock Option Plan accounted for $1,400,760 of the $2,312,658 net loss for the six months ended June 30, 2012.

Inflation adjustments have had no material impact on the Company.

Off-Balance-Sheet Arrangements

Pursuant to the terms of certain contractual agreements, we have agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings. These transactions are described more fully under Liquidity and Capital Resources, below, and in Note 7 to our condensed consolidated financial statements. These obligations are not reflected in our accounts and represent an off balance sheet liability contingent upon achieving the respective funding levels specified in the relevant agreements.

Liquidity and Capital Resources

As of June 30, 2013, we had current assets in the amount of $481,038 consisting of $67,071 in cash and cash equivalents and $413,967 in prepaid expenses and other current assets. As of June 30, 2013, we had current liabilities in the amount of $5,576,483 consisting of $2,617,006 in accounts payable, $228,862 in accrued liabilities, $245,728 in related party liabilities, $1,560,715 in notes payable, $250,011 in the current portion of derivative liabilities, and $674,161 in the current portion of convertible promissory notes net of debt discount. As of June 30, 2013, we had a working capital deficit in the amount of $5,095,445.

We will need to raise significant financing in order to continue to operate and execute our business plan. We estimate that it will cost at least $1,000,000 to complete our next major milestone. Additionally, we will need ongoing operating capital to retain employees, pay creditors and ongoing expenses, as well as execute non-core aspects of our business plan, which management believes will yield significant value to its shareholders.

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing. Should our revenues be less than anticipated, or should our expenses be greater than anticipated, then we may seek to obtain business capital through the use of private and public equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or borrowing of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Similarly, there can be no assurance that we will be able to generate sufficient revenue to cover the costs of our business operations. We will use all commercially-reasonable efforts at our disposal to raise sufficient capital to run our operations on a go forward basis.

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

We have been successful in raising convertible note financing from various individual investors over the last several months and more recently have raised a significant amount of funds from a specific financial institution. This is an encouraging trend that we will continue as we continue our operations. We will continue to use commercially-reasonable efforts going forward to raise equity financing and other financing arrangements to raise sufficient capital to continue our operations and meet our major milestones.

On August 19, 2013, we entered into a securities purchase agreement with an institutional investor (the “Investor”) pursuant to which we will issue shares of newly designated Series D 8% Convertible Preferred Stock (”Series D Preferred Stock”) to the Investor in exchange for the Investor agreeing to paying off certain accounts payables of the Company, up to an aggregate approximate amount of $1,250,000. In addition, we granted to the Investor the right to participate in our future financings until 12 months from the date of the last closing.

On August 19, 2013, we filed a Certificate of Designation designating 1,300 of its preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $1,000 and pays on a quarterly basis 8% cumulative dividends per annum. Dividends are payable by us in cash or at our option, in shares of common stock. The Series D Preferred Stock shall have no voting rights except in certain circumstances which would adversely affect the Series D Preferred Stock holders. Each share of Series D Preferred Stock is convertible at any time into shares of common stock by dividing the stated value per share by the then effective conversion price. The conversion price for the Series D Preferred Stock shall equal $0.03 per share, subject to adjustment; provided, however, in the event that during any period that the Series D Preferred Stock is outstanding, a holder delivers a conversion notice within 5 trading days following a period that the average of 5 consecutive VWAPs is less than $0.02, the conversion price shall be thereafter reduced, and only reduced, to equal the lesser of the then conversion price and 75% of the average of the lowest 5 consecutive VWAPs prior to the delivery of such conversion notice. The Series D Preferred Stock is also subject to redemption by us upon certain triggering events.

Going Concern

We are a development stage company engaged in biotechnology research and development. We have suffered recurring losses from operations since inception, have a working capital deficit, and have generated negative cash flow from operations. For these reasons, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Refer to Note 3 of the condensed consolidated financial statements.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was carried out under the supervision and with the participation of Gerald E. Commissiong, our Chief Executive Officer, and Marc E. Faerber, our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. As of June 30, 2013, we did not have sufficient funds to hire additional employees.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that it believes could have a material adverse effect on its financial conditions and result of operations.

Item 2. Unregistered Sales of Equity Securities

On January 29, 2013, we issued 375,000 shares of our restricted common stock to Network 1 Financial Services for services related to various convertible debt holders. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On January 29, 2013, we issued 562,500 shares of our restricted common stock to Mario Marsillo for services related to various convertible debt holders. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded us under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On January 29, 2013, we issued 562,500 shares of our restricted common stock to Vincent Labarbara for services related to various convertible debt holders. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded us under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On April 3, 2013, we issued 1,500,000 restricted shares of our restricted common stock to Avidity IP Limited for legal services. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded us under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 13, 2013, we issued 833,333 shares of our restricted common stock to International Infusion LLC related to the conversion of a convertible note into common stock. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded us under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On June 28, 2013, we issued 7,307,692 shares of our restricted common stock to Neuroscience Associates, Inc. related to technical research services provided. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded us under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

Item 5. Other Information

On August 19, 2013, we entered into a securities purchase agreement with an institutional investor (the “Investor”) pursuant to which we will issue shares of newly designated Series D 8% Convertible Preferred Stock (”Series D Preferred Stock”) to the Investor in exchange for the Investor agreeing to paying off certain accounts payables of the Company, up to an aggregate approximate amount of $1,250,000. In addition, we granted to the Investor the right to participate in our future financings until 12 months from the date of the last closing.

On August 19, 2013, we filed a Certificate of Designation designating 1,300 of our preferred stock as Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $1,000 and pays on a quarterly basis 8% cumulative dividends per annum. Dividends are payable by us in cash or at our option, in shares of common stock. The Series D Preferred Stock shall have no voting rights except in certain circumstances which would adversely affect the Series D Preferred Stock holders. Each share of Series D Preferred Stock is convertible at any time into shares of common stock by dividing the stated value per share by the then effective conversion price. The conversion price for the Series D Preferred Stock shall equal $0.03 per share, subject to adjustment; provided, however, in the event that during any period that the Series D Preferred Stock is outstanding, a holder delivers a conversion notice within 5 trading days following a period that the average of 5 consecutive VWAPs is less than $0.02, the conversion price shall be thereafter reduced, and only reduced, to equal the lesser of the then conversion price and 75% of the average of the lowest 5 consecutive VWAPs prior to the delivery of such conversion notice. The Series D Preferred Stock is also subject to redemption by us upon certain triggering events.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Designation
10.1	Securities Purchase Agreement dated as of August 19, 2013
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).
9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amarantus BioScience Holdings, Inc.

Date:	August 19, 2013

By: /s/ Gerald E. Commissiong Gerald E. Commissiong Title: Chief Executive Officer and Director By: /s/ Marc E. Faerber Marc E. Faerber Title: Chief Financial Officer

