Form 10-Q
period 2013-09-30
Amarantus Bioscience Holdings, Inc.
filed 2013-11-14
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013 OR

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 551,443,794 common shares as of November 13, 2013.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements	3
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 4:	Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	7
Item 2:	Unregistered Sales of Equity Securities	8
Item 6:	Exhibits	8

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012;
F-2	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2013 and September 30, 2012 and for the period from January 14, 2008 (Date of Inception) to September 30, 2013;
F-3	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and September 30, 2012 and for the period from January 14, 2008 (Date of Inception) to September 30, 2013;
F-4	Notes to Consolidated Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

AMARANTUS BIOSCIENCE HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,015,121	$157,174
Prepaid expenses and other current assets	487,767	519,620
Total current assets	1,502,888	676,794

PROPERTY AND EQUIPMENT – Net	—	—

OTHER ASSETS	646,143	533,143

TOTAL ASSETS	$2,149,031	$1,209,937

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$972,993	$2,596,848
Accrued liabilities	176,986	150,049
Debenture deposits	587,500	—
Related Party liabilities	246,848	222,083
Note Payable	650,000	740,000
Current portion of warrant liability	—	232,988
Current portion of derivative liability	1,544,443	26,893
Current portion of convertible promissory notes, net of debt discount	485,936	768,892
Total current liabilities	4,664,706	4,737,753

COMMITMENTS AND CONTINGENCIES (Note 7)

SERIES D CONVERTIBLE PREFERRED STOCK ($1,000 Stated Value; 1,300 shares designated and authorized; 1,299.327 shares issued and outstanding as of September 30, 2013)	838,894	—

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $0.001 par value - authorized, 10,000,000 shares, 250,000 shares designated as Series A, par value $0.001, -0- and 250,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	250
Convertible preferred stock, $0.001 par value - authorized, 10,000,000 shares, 2,500,000 shares designated as Series B, par value $0.001, -0- shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Convertible preferred stock, $0.001 par value - authorized, 10,000,000 shares, 750,000 shares designated as Series C, par value $0.001, 375,000 and -0- shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	375	—
Common stock, $0.001 par value - authorized 1,000,000,000 shares; 530,403,308 and 342,516,931 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	530,404	342,517
Additional paid-in capital	13,760,385	7,991,465
Deficit accumulated during the development stage	(17,645,733)	(11,862,048)

Total stockholders’ deficit	(3,354,569)	(3,527,816)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,149,031	$1,209,937

See notes to financial statements

AMARANTUS BIOSCIENCE HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO SEPTEMBER 30, 2013

					Period from
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	January 14, 2008 (Date of Inception)
	September 30 , 2013	September 30 , 2012	September 30 , 2013	September 30 , 2012	to September 30, 2013

NET REVENUES	$—	$—	$—	$—	$415,996

OPERATING EXPENSES:
Research and development	288,431	32,837	1,427,025	466,081	3,446,140
General and administrative	390,117	558,668	2,440,594	2,423,370	10,562,055

Total costs and expenses	678,548	591,505	3,867,619	2,889,451	14,008,195

LOSS FROM OPERATIONS	(678,548)	(591,505)	(3,867,619)	(2,889,451)	(13,592,199)

INTEREST & OTHER INCOME (EXPENSE)
Interest Expense	(517,712)	(197,577)	(1,659,184)	(485,141)	(4,388,780)
Other Income (Expense)	—	(1,129))	—	(1,129)	75,823
Change in fair value of warrant & derivative liabilities	(829,252)	225,832	(256,882)	504,078	625,292

Total interest & other income (expense)	(1,346,964)	27,126	(1,916,066)	17,808	(3,687,665)

NET LOSS	$(2,025,512)	$(564,379)	$(5,783,685)	$(2,871,643)	$(17,279,864)

NET LOSS PER SHARE, BASIC	$(0.00)	$(0.00)	$(0.01)	$(0.03)

COMMON SHARES OUTSTANDING - BASIC	478,883,561	113,190,278	415,163,655	99,478,308

 See notes to financial statements

AMARANTUS BIOSCIENCE HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012, AND

FOR THE PERIOD FROM JANUARY 14, 2008 (DATE OF INCEPTION) TO SEPTEMBER 30, 2013

			Period From
			January 14, 2008
	Nine Months	Nine Months	(Date of Inception)
	Ended September 30, 2013	Ended September 30, 2012	to September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(5,783,685)	$(2,871,643)	$(17,279,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	7,260	33,014
Amortization of financing costs	193,893	—	849,774
Amortization of debt discount	937,477	—	950,568
Gain on disposal of equipment	—	1,129	(2,621)
Loss on stock issuance	—	—	672,414
Stock issued for services	65,550	—	1,703,246
Stock-based compensation	681,622	75,178	1,746,653
Non-cash interest expense related to warrants and derivatives	—	378,590	763,316
Non-cash interest expense related to convertible notes	—	—	—
Change in fair value of warrant and derivative liabilities	256,882	(504,078)	(620,524)
Gain on settlement of convertible note and warrants	—	—	(137,632)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(162,039)	30,688	(663,561)
Accounts payable	738,701	848,252	4,129,359
Accrued liabilities	419,997	81,792	615,024
Related party liabilities	24,764	—	(119,023)
Net cash provided by (used in) operating activities	(2,626,838)	(1,952,832)	(7,359,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(40,392)
Acquisition of other assets	(34,000)	10,000	(89,000)
Security deposit write-off	—	—	(1,000)
Net cash used in investing activities	(34,000)	10,000	(130,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	3,822,500	365,690	6,493,478
Repayment of borrowings	—	—	(147,000)
Proceeds from issuance of common stock	—	1,326,852	1,797,941
Proceeds from the issuance of stock options	—	—	200,818
Proceeds from issuance of convertible preferred stock	—	250,000	540,000
Payments on notes payable and accrued interest	(300,715)	—	(300,715)
Payments on convertible notes and accrued interest	(3,000)	—	(3,000)
Costs of financings	—	—	(76,187)
Proceeds from sale of warrant	—	—	35
Net cash provided by financing activities	3,518,785	1,942,542	8,505,370

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	857,947	(290)	1,015,121
CASH AND CASH EQUIVALENTS - Beginning of period	157,174	870	—

CASH AND CASH EQUIVALENTS - End of period	$1,015,121	$580	$1,015,121

NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for prepaid expenses	$—	$—	$31,188
Stock issued to acquire other assets	$79,000	$—	$556,143
Stock issued to satisfy accounts payable and accrued expenses	$1,295,423	$—	$1,856,231
Stock issued for notes payable	$1,350,000	$—	$1,350,000
Stock issued for convertible debt	$1,198,466	$—	$2,163,448
Stock issued for warrant obligations	$78,000	$—	$78,000
Stock to be issued for preferred dividends	$(12,416)	$—	$(12,416)
Notes payable issued for accounts payable	$160,715	$—	$160,715
Convertible notes issued for payables and accrued liabilities	$201,090	$284,343	$660,789
Payables forgiven for property and equipment	$—	$—	$10,000
Preferred stock issued in lieu of payment of payable	$—	$—	$250,000
Issuance of convertible notes in lieu of payment interest	$—	$—	$702
Debt discount for derivative conversion feature	$2,178,467	$—	$2,178,467
Issuance of warrants to investors	$—	$—	$371,180
Preferred stock warrants reclassified from liabilities to equity	$—	$2,032	$39,142
Intrinsic value of beneficial conversion feature	$—	$—	$224,985
Bifurcation of derivatives embedded in convertible notes	$—	$—	$548,053

See notes to financial statements

Amarantus Bioscience Holdings, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	General

Amarantus Bioscience Holdings, Inc. (“Amarantus” or the “Company”) was incorporated on January 14, 2008 in the state of Delaware and was reincorporated in Nevada on March 22, 2013. The Company is a development stage biopharmaceutical drug development company dedicated to sourcing high-potential therapeutic platform technologies and aligning its development with complementary clinical-stage compounds to reduce overall enterprise risk. Through September 30, 2013, the Company has been primarily engaged in biotechnology research and development and raising capital to fund its operations.

2.	Development Stage and Going Concern

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of September 30, 2013, as defined by the Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC 915. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential diagnostic and therapeutic markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. From inception to September 30, 2013, the Company has been funded by equity and debt financings. Although management believes that the Company will be able to successfully fund its operations, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

The Company expects to continue to incur substantial losses over the next several years during its development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of debt and equity securities and, in the longer term, by generating revenue from product sales.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of September 30, 2013, the Company had cash and cash equivalents of $1,015,121. During the three and nine months ended September 30, 2013, the Company incurred a net loss of $2,025,512 and $5,783,685 respectively and had negative cash flows from operating activities for the nine months ended September 30, 2013 of $2,626,838. In addition, the Company had an accumulated deficit of $17,645,733 at September 30, 2013. The Company believes that its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt or equity financings. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain Significant Risks and Uncertainties - The Company participates in a global dynamic highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; regulatory approval and market acceptance of the Company’s products; development of the necessary manufacturing capabilities and ability to obtain adequate resources of necessary materials; development of sales channels; certain strategic relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

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

Property and equipment at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30,	December 31,
	2013	2012
Equipment	$—	$—
Computer equipment	—	—
Furniture and fixtures	—	—
	—	—
Less accumulated depreciation	—	—
Property and equipment – net	$—	$—

	September 30,	September 30,
	2013	2012
Depreciation Expense:
Three months ended	$—	$1,452
Nine months ended	—	7,260
Inception to Date	33,014	33,014

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

To date, the Company has only received research grant revenue and contract revenue. Research grant revenue and contract revenue is recognized as the Company provides the services stipulated in the underlying agreement based on the time and expenditures incurred, and all milestones required in the agreement have been met.  Amounts received in advance of services provided are recorded as deferred revenue and recognized as revenue when the services are provided and/or the milestones are met.  The Company did not receive any research grant revenue during the three and nine months ended September 30, 2013 and 2012, respectively Refer to Note 5 of the condensed consolidated financial statements, in the most recent SEC filed Form 10-K, for further information on the research grant revenue received and recognized to date.

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

Expected Volatility — The Company computes its stock volatility based on its historical common stock trading prices for determining the expected volatility.

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

Stock Warrants - Certain warrants to purchase the Company’s stock are classified as liabilities in the condensed consolidated balance sheets. These warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense). Other warrants to purchase the Company’s convertible preferred stock are classified as equity in the balance sheet and are not subject to remeasurement. The Company issued warrants in connection with the issuance of convertible debentures. The relative market value of the warrants and convertible debenture was calculated as of the date of issuance and separate amounts were attributable to the debt and the warrants. The portion attributable to the warrants was accounted for as additional paid-in capital.

Derivative Liability - Certain beneficial conversion features embedded within convertible promissory notes have been bifurcated and recorded as derivatives in the condensed consolidated balance sheets because they are not clearly and closely related to the host instrument. These derivatives are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense).

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

Fair Value of Financial Assets and Liabilities -The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable, and accrued liabilities approximates fair value due to the short-term maturities of such assets and liabilities.

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

None.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at September 30, 2013
	Level 1	Level 2	Level 3	Total
Warrant Liability	—	—	$—	$—
Derivative Liability	—	$—	1,544,443	1,544,443
Total	$—	$—	$1,544,443	$1,544,443

Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Warrant Liability			$232,988	$232,988
Derivative Liability	—	$—	26,893	26,893
Total	$—	$—	$259,881	$259,881

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities mentioned in the above table for the year ended December 31, 2012, for the nine months ended September 30, 2013 and for the period from January 14, 2008 (date of inception) to September 30, 2013:

	Warrant	Derivative
	Liability	Liability	Total
January 14, 2008 (date of inception)	$—	$—	$—
Issuance of warrants	52,665	—	52,665
Issuance of convertible notes	—	9,377	9,377
Changes in fair value	(15,960)	(4,402)	(20,362)

December 31, 2008	36,705	4,975	41,680
Changes in fair value	(1,692)	(4,975)	(6,667)

December 31, 2009	35,013	—	35,013
Issuance of warrants	3,680	—	3,680
Issuance of convertibles notes	—	281,466	281,466
Reclassification of warrants to equity	(37,110)	—	(37,110)
Cancellation of warrants	(65,082)	—	(65,082)
Changes in fair value	67,915	6,081	73,996

December 31, 2010	$4,416	$287,547	$291,963
Issuance of warrants	314,835	—	314,835
Issuance of convertible notes	—	257,210	257,210
Changes in fair value	(35,320)	(404,051)	(439,371)

December 31, 2011	$283,931	$140,706	$424,637
Conversion of warrants to common stock	(2,031)	—	(2,031)
Issuance of convertible notes		4,044,349	4,044,349
Changes in fair value	(48,912)	(4,158,162)	(4,207,074)

December 31, 2012	$232,988	$26,893	$259,881
Issuance of convertible notes	—	4,283,435	4,283,435
Changes in fair value	(232,988)	(2,765,885)	(2,998,873)

September 30, 2013	$—	$1,544,443	$1,544,443

The valuation of the convertible stock warrant liability is discussed in Note 6.

5.	Accrued Liabilities

Accrued liabilities at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30,	December 31,
	2013	2012
Accrued liabilities and employee related benefits	$33,746	$18,746
Accrued interest	130,824	131,303
Series D Convertible Preferred dividend	12,416	—
Total	$176,986	$150,049

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

We also owe the principal sum of $500,000 to a total of ten (10) investors who were issued Secured Convertible Promissory Notes under the terms of a Senior Secured Convertible Promissory Note Agreement dated December 28, 2010, as amended May 20, 2011 as follows:

Principal Amount	Issue Date	Maturity Date	Assigned
$125,000	12-28-10	12-6-11	$83,000 42,000	,	Assigned October 2012 Assigned September 2012
$62,500	12-28-10	12-6-11	62,500		Assigned January 2013
$100,000	4-13-11	12-6-11	100,000		Assigned January 2013
$25,000	4-13-11	12-6-11	25,000		Assigned January 2013
$25,000	5-13-11	12-6-11	25,000		Assigned January 2013
$50,000	5-16-11	12-6-11	50,000		Assigned January 2013
$25,000	5-10-11	12-6-11	25,000		Assigned January 2013
$25,000	5-24-11	12-6-11	25,000		Assigned January 2013
$31,250	6-7-11	12-6-11	31,250		Assigned January 2013
$31,250	6-3-11	12-6-11	31,250		Assigned January 2013

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

During the period January 1, 2012 through September 30, 2013, the Company issued convertible promissory notes to various investors for aggregate proceeds of $545,608. Principal and interest on these convertible notes accrue at the rate of 6% per annum, are due and payable 180 days from the issuance date, unless earlier converted into equity securities of the Company, at the option of the Holder of the promissory note. Conversion of the principal and interest will be at either $0.0016 or $0.165 per share.

Principal Amount	Issue Date	Maturity Date	Converted to Equity	Conversion Date
$5,000	12-30-11	6-27-12	$5,000	February 2012
$100,000	1-17-12	7-15-12	$100,000	December 2012
$3,750	2-21-12	8-19-12	$3,750	February 2012
$25,000	4-2-12	9-29-12	$25,000	April 2012
$5,000	5-18-12	11-14-12	$5,000	December 2012
$21,500	6-6-12	1-6-13	$21,500	December 2012
$13,000	6-6-12	12-3-12
$5,000	7-10-12	1-6-13	$5,000	December 2012
$50,000	8-23-12	2-19-13
$5,500	9-4-12	3-3-13	$5,500	December 2012
$5,000	9-21-12	3-20-13	$5,000	September 2013
$10,000	9-24-12	3-23-13	$10,000	September 2013
$21,000	10-2-12	3-31-13	$21,000	September 2013
$5,000	10-16-12	4-14-13	$5,000	October 2012
$19,900	10-26-12	4-24-13	$19,900	September 2013
$10,000	10-29-12	4-27-13	$10,000	October 2012
$11,437	10-30-12	10-30-13	$11,437	November 2012
$10,000	11-2-12	5-1-13	$10,000	December 2012
$7,500	11-2-12	5-1-13	$7,500	November 2012
$24,000	11-2-12	5-1-13	$24,000	November 2012
$10,000	11-5-12	5-4-13	$10,000	September 2013
$50,371	11-7-12	5-6-13	$5,000	August 2013
$20,000	11-8-12	5-7-13	$20,000	September 2013
$5,000	11-10-12	5-9-13	$5,000	December 2012
$6,000	11-13-12	5-12-13	$6,000	September 2013
$13,000	11-19-12	5-18-13	$13,000	September 2013
$25,000	5-13-13	11-9-13	$25,000	May 2013
$38,300	5-24-13	11-24-13
$20,000	6-5-13	12-2-13
$150,000	5-24-13	11-24-13	$150,000	September 2013

In August, 2012, $6,066 of convertible note principle was issued as part of a unit debt instrument which consisted of a return on investment (“ROI”) agreement and a convertible promissory note in return for $6,066. The ROI has a redemption value of $6,672 due on demand and the convertible promissory note is for $6,066, non-interest bearing, due February 21, 2013, and is convertible to common shares six months from the date of the note at a conversion price that is 50% of the lowest trading price over the 20 prior trading days from the date of conversion notice. The note was converted in September 2013.

On November 14, 2012, the Company entered into a Convertible Promissory note agreement with Dominion Capital LLC in the principal amount of $600,000, payable in four tranches, with a maturity date of June 3, 2013. The note bears an interest rate of 10% per annum until the note is paid in full, and can be converted into common shares of the Company at a price of $0.10 per share subject to certain conditions. This note is repayable in 4 equal weekly installments of $165,000 ($150,000 principal and $15,000 interest) commencing May 14, 2013. On January 30, 2013, the Company executed an amendment to the Convertible Promissory note payable to Dominion Capital, LLC providing for an increase in the purchase price for such note from $600,000 to $2,000,000, to be disbursed in tranches through April 26, 2013. The note has been amended to provide for an extended amortization schedule with a final maturity date of October 28, 2013. The Company has the option to pay the note in cash or stock at its discretion, subject to certain conditions. The Company used the proceeds from the amended Dominion note for working capital purposes. Dominion is not able to begin to convert the note until May 14, 2013. The Company received all $600,000 from the initial agreement in 2012, and received the first tranche of funding of $250,000 on January 30, 2013 and the final one in April 2013. As of September 30, 2013 the full $2 million has been borrowed by the Company and the Company has been making payments on the note since May 2013 initially in $165,000 installments, in stock, for a total of $600,000 of principal and $60,000 of interest and commencing in August 2013, $275,000 installments, in stock, for a total of $750,000 in principal and $75,000 of interest as of September 2013. Aegis Capital served as placement agent on the transaction and received 10% in placement agent fees.

On June 7, 2013, the Company entered into a Securities Purchase Agreement (the “Bridge Financing”) with Dominion Capital LLC pursuant to which the investor purchased an aggregate principal amount $250,000 12% debentures due June 7, 2014, with a payment schedule of $125,000 upon execution and $125,000 within 30 days, all of which was received by the Company in June 2013. The Debentures are convertible into common stock at a conversion price of $0.032 per share, subject to adjustment. The Company may repurchase this note at any time for 125% of the purchase price. Aegis Capital served as placement agent on the transaction and received 10% in placement agent fees.

On August 19, 2013, the Company entered into a securities purchase agreement, Series D 8% Convertible Preferred Stock financing, with Dominion Capital, LLC (the “Investor”) to issue an aggregate of 1,299.3270 shares of Series D convertible preferred stock (“Series D”), 1,300 shares of Series D were designated of 10,000,000 preferred shares authorized, with a par value of $0.001 per share and Stated Value of $1,000 per share in exchange for the Investor assuming certain former trade payable obligations of the Company totaling $1,169,394. The shares are initially convertible at $0.03 per common share which equals 33,333 shares of common stock for each share of Series D convertible preferred stock, subject to certain adjustments that may occur. The Investor also received a 10% original issue discount and will receive an 8% annual dividend payable quarterly. Subject to certain limitations, the dividend may be paid in cash or common stock, at the Company’s election.

On September 3, 2013 (the “SPA Date”), the “Company entered into a Securities Purchase Agreement with certain investors (the “Investors”), pursuant to which the Company issued and sold (the “Debenture and Warrant Transaction”) an aggregate of $1,544,443 in principal amount of 8% Original Issue Discount Senior Convertible Debenture due September 2014 (the “Debenture”) and a common stock purchase warrant (the “Warrant”) to purchase 38,611,073 shares of common stock of the Company. The Company issued the Debenture and Warrant for the aggregate purchase price of $1,390,000. The closing of the Debenture and Warrant Transaction occurred on September 6, 2013 (the “Original Issue Date”). At any time after the Original Issue Date and until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of common stock at the option of the Investors, subject to certain conversion limitations set forth in the Debenture. The conversion price for the Debenture is $0.04 per share, subject to adjustment upon certain events, as set forth in the Debenture agreement.  Interest on the Debenture accrues at the rate of 8% annually and is payable on any redemption, conversion and at maturity. Interest is payable in cash or at the Company’s option in shares of the Company’s common stock; provided certain conditions are met. Commencing on the 6 month anniversary and every 10 Trading days thereafter, the Company will be obligated to redeem a certain amount under the Debenture (the “Monthly Redemption”) until the full redemption of the Debenture. The first 8 Monthly Redemptions shall equal 5% of the original principal amount of the Debentures and thereafter the Monthly Redemption shall equal 15% of the original principal amount. In lieu of cash redemption and subject to the Company meeting certain equity conditions described in the Debenture, the Company may elect to pay the Monthly Redemptions in shares of Common Stock as provided in the Debenture. The Debenture contains certain customary Events of Default (including, but not limited to, default in payment of principal or interest thereunder, breaches of covenants, agreements, representations or warranties thereunder, the occurrence of an event of default under certain material contracts of the Company, including the transaction documents relating to the Debenture and Warrant Transaction, changes in control of the Company and the entering or filing of certain monetary judgments against the Company). Upon the occurrence of any such Event of Default the outstanding principal amount of the Debenture, plus accrued but unpaid interest, liquidated damages, and other amounts owing in respect thereof through the date of acceleration, shall become, at the Investors’ election, immediately due and payable in cash. Commencing five days after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company is subject to certain customary non-financial covenants under the Debenture.

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

As of September 30, 2013 and December 31, 2012, the fair value of the derivative liability was $1,544,443 and $26,893, respectively. The changes in fair value of warrant and derivative liabilities for the three month period ended September 30, 2013 and September 30, 2012 were $829,252 expense and $225,832 gain respectively, and for the nine month period ended September 30, 2013 and September 30, 2012 were $256,882 gain and $504,078 gain respectively, and the period from January 14, 2008 (date of inception) to September 30, 2013 was a gain of $625,292. These amounts have been recorded in the accompanying condensed consolidated statements of operations as a component of other income (expense).

At September 30, 2013, total future minimum payments under the notes payable are as follows:

2013	$650,000
Thereafter	—
Total principal	$650,000

At September 30, 2013, total future minimum payments under the convertible notes are as follows:

2013	$137,392
2014	1,794,443
Thereafter	—
Total principal	1,931,835
Less debt discounts resulting from warrant and derivative liabilities	(1,445,899)
Net carrying amount	$485,936

7.	commitments and contingencies

Commitments — The Company leases its main office facility in Sunnyvale, CA on a month to month lease, it rents a bio storage facility in San Jose, CA and another bio storage facility in Northern California that provide for month-to-month extensions by the Company.

Rent expense for the three months ended September 30, 2013 and 2012 was $2,174 and $10,836 respectively, and for the nine months ended September 30, 2013 and 2012 was $14,072 and $27,750 respectively. For the period from January 14, 2008 (date of inception) to September 30, 2013, rent expense was $295,782.

Contingencies — The Company is in non-payment of certain convertible notes that were due prior to September 30, 2013, and is also late with regard to making payments to various trade account vendors for goods and services received. Presently the Company is not aware of any accounts that have been turned over to collection agencies or that might result in a lawsuit with the Company

The Company agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings as follows:

Future financing with proceeds of at least

$1,000,000	$50,000
1,250,000	20,000
1,500,000	26,000
2,000,000	50,000
5,000,000	50,000
6,000,000	20,000
Total	$216,000

A portion of these amounts have been paid with the balance owed recorded in trade accounts payable.

The Company incurred various obligations related to the original acquisition of its intellectual property around the time the Company was founded. These transactions are described more fully below in Note 10, including a reference to contingent obligations reflected in the condensed consolidated financial statements.

8.	STOCKHOLDERS’ EQUITY

On April 1, 2013 Amarantus BioScience, Inc. (the “Company”) filed a Certificate of Designation with the State of Nevada designating a class of preferred stock as Series C Convertible Preferred Stock consisting of 750,000 shares. On April 2, 2013 the Company filed the Certificate of Designation with the State of Nevada formally creating the previously disclosed Series B Convertible Preferred Stock consisting of 2,500,000 shares. On August 19, 2013 the Company filed a Certificate of Designation with the State of Nevada designating a class of preferred stock as Series D 8% Convertible Preferred Stock consisting of 1,300 shares.

The Series A Convertible Preferred Stock was cancelled in January 2013 as part of a services settlement with a vendor. As of September 30, 2013 and December 31, 2012, respectively, the Company had 10,000,000 preferred shares authorized, 250,000 shares designated as Series A, and no shares and 250,000 shares issued and outstanding, respectively.

The Series B Convertible Preferred Stock has no anti-dilution provisions, can only be issued to officers, directors and advisors of the Company, and cannot be converted into common stock, transferred, sold or disposed of in any manner for 24 months. As of September 30, 2013 and December 31, 2012, respectively, the Company had 10,000,000 preferred shares authorized, 2,500,000 shares designated as Series B, and no shares issued and outstanding.

The Series C Convertible Preferred Stock has no anti-dilution provisions, can only be issued to officers and directors of the Company, is convertible into a cumulative total of 750,000 common shares and is automatically convertible into common stock upon listing of the Company’s common stock to a national stock exchange. As of September 30, 2013 and December 31, 2012, respectively, the Company had 10,000,000 preferred shares authorized, 750,000 shares designated as Series C, and 375,000 and no shares issued and outstanding, respectively.

The Series D 8% Convertible Preferred Stock (“Series D”) has 1,300 shares designated as such with a par value of $0.001 per share and a stated value equal to $1,000 per share subject to increase upon certain events. Series D shareholders are entitled to cumulative dividends at the rate per share of 8% per annum, subject to increase upon certain conditions, payable quarterly in cash or common stock at the Company’s election, subject to certain limitations. The Series D has no voting rights, but does have a requirement that a majority of the outstanding Series D shareholders is needed to approve certain offerings of securities or proposed changes to amend the certificate of incorporation of the Company. The Series D shareholders have liquidation preference over junior securities up to their initial stated value. The Series D shares can be converted at any time at the option of the Holder with the conversion determined by dividing the stated value by the then conversion price, which was initially set at $0.03 per common share, subject to adjustment. The Series D shareholders have a right of redemption upon the occurrence of certain triggering events.

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

EMS received $59,000 in 2007 in funding from Neurotrophics to purchase the MANF intellectual property rights. Prior to this payment, Neurotrophics received a total of $100,000 in investments from certain outside parties. The same investors provided $100,000 in funding to CNS in 2008, and CNS renegotiated and assumed the $100,000 convertible note investment made into Neurotrophics. The investors directed Neurotrophics and EMS to assign the MANF intellectual property rights to CNS and CNS agreed to assume certain other liabilities related to the technology transfer. CNS will compensate these creditors on a future date mutually agreeable between the parties. In addition, CNS agreed to compensate EMS for its assistance in acquiring the rights to MANF by making installment payments in an aggregate amount of $90,000.

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

The Company has recorded a total of $90,000 and $-0- as of September 30, 2013 and December 31, 2012, respectively in obligations reflecting this liability in its condensed consolidated financial statements. The Company recorded the assumption of the Neurotrophics debts as a distribution in 2008.

In October 2010, the Company entered into an agreement with the founders, Gerald Commissiong and John Commissiong, where they will receive a 2.5% (1.25% each for Gerald Commissiong and John Commissiong) Royalty from the gross commercial revenue of patents derived from the Company’s proprietary PhenoGuard platform technology, including patents associated with the MANF Protein and related Gene."

The Company obtained the services of its former Chairman Martin D. Cleary through a consulting agreement. During the three months ended September 30, 2013 and the year ended December 31, 2012, 2011, and the period from January 14, 2008 (date of inception) to December 31, 2012, consulting services of $-0-, $-0-, $200,000, and $479,166, respectively are included in the condensed consolidated statement of operations. This agreement also includes a change of control clause whereby the Company shall pay Mr. Cleary a bonus of 5% of the gross proceeds to the Company resulting from the change of control. Upon his election and in his sole discretion, and in lieu of the change of control bonus, the Company shall issue to him shares of the Company’s common stock equal to 2.5% of the Company’s fully diluted capitalization as of the date of termination of the agreement. Mr. Cleary resigned from the Company in July 2012.

In March 2012, a former and an existing Board of Director member converted a convertible promissory note in the amount of $21,000, each plus accrued interest. This resulted in the issuance of 217,280 shares of common stock to each party. In addition, in March 2012 an existing Board of Director member converted a convertible promissory note in the amount of $30,000. This resulted in the issuance of 608,300 shares of common stock. The same Board member also held $160,172 of convertible promissory notes with the company as of December 31, 2012. $100,000 of this convertible promissory note was converted in January, 2013, resulting in the issuance of 2,765,625 shares of common stock and a remaining note balance of $60,172 as of September 30, 2013.

As of September 30, 2013 advances of $69,273 and $53,200 are due from John and Gerald Commissiong, respectively.

In January 2013 a current independent Board of Director member and his spouse both converted a Convertible Promissory Note in the amounts of $100,000 and $50,000, respectively, and accrued interest of $15,000.

11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that its financial statements were available for issuance.

On October 2, 2013, the Company received gross proceeds of $1,610,000 in connection with the issuance and sale by the Company (the “Debenture and Warrant Transaction”) of an aggregate of $1,788,887 in principal amount of 8% Original Issue Discount Senior Convertible Debentures due October 2014 (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase 44,722,178 shares of common stock of the Company (the “Common Stock”). The Debentures and Warrant Transaction were made upon the same terms and conditions as the Debenture and Warrant Transaction previously disclosed by the Company in its current report on Form 8-K, filed with the Securities and Exchange Commission on September 9, 2013.

On October 3, 2013 the Company filed a Form S-1 with the Securities and Exchange Commission to register the shares pertaining to the Debenture and Warrant Transaction previously disclosed by the Company.

On October 20, 2013 the Company entered into a one year lease agreement with QB3 Incubator Partners, LP to rent office and lab facilities for $1,950 per month with the option to rent month to month thereafter. The facility is located at 953 Indiana Street, San Francisco, CA.

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

The objectives of this study were (1) to confirm MANF’s activity in the 6-OHDA model of PD, (2) to evaluate striatal and nigral administration of MANF, (3) to administer MANF in neuroprotection and neuroregeneration protocols, (4) to assess different dose levels of MANF, (5) to compare MANF with GDNF under identical experimental conditions, (6) to apply an array of behavioral, structural and functional measures, and (7) to measure diffusion of MANF after convection enhanced delivery. The results of the study included the following:

•	MANF displayed strong neuroprotective activity when administered to the striatum as evidenced by normalized ipsilateral rotational behavior evoked by amphetamine and protection of TH+ cell bodies in the substantia nigra.

•	MANF prevented the striatal 6-OHDA-induced decrease of striatal dopaminergic terminals when administered to the substantia nigra.

•	MANF’s activity is dependent on its location of administration and MANF’s effects manifest themselves distal to the administration site. Striatal administration of MANF protects nigral cell bodies while nigral administration of MANF protects striatal dopaminergic fiber densities.

•	MANF may display effects contralateral to the growth factor administration site.

•	MANF could be delivered to the striatum by convection enhanced delivery and MANF diffusion and distribution volumes could be measured by immunohistochemistry.

•	Continued MANF development for the treatment of PD is warranted based on the results of this present study, the known mechanism of action and published literature.

Amarantus licensed the intellectual property rights to a diagnostic blood test to diagnose Alzheimer’s disease from Memory Dx, LLC in December 2012. LymPro is a diagnostic blood test that evaluates the quantities and concentrations of certain biomarkers in the blood with a scientific relationship to Alzheimer’s based on cell cycling.

In May 2013, the Company released an updated and corrected White Paper regarding its LymPro® Test for Alzheimer’s disease. Specifically section 6.6 was added. The White Paper can be found on the Company's website at http://ir.stockpr.com/amarantus/scientific-publications .

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

Principal Products in Development

The Company’s philosophy is to acquire in-license, discover and develop drug candidates and diagnostics with the potential to address critically important biological pathways involved in human disease. Since inception, the Company’s research team has been focused on developing MANF as a therapeutic for Parkinson’s disease, and other apoptosis-related disorders. The Company’s business plans are focused in these specific areas:

•	Development of MANF to treat PD, and secondarily other apoptosis-related disorders including ischemic heart disease, traumatic brain injury and organ transplantation;

•	Development of LymPro as a blood test to diagnose Alzheimer’s disease in its earliest stages, and secondarily further research of NuroPro and BC-SeraPro to diagnose neurodegenerative diseases and breast cancer;

•	Exploration of the Company’s PhenoGuard platform for drug candidate screening and discovery; and

•	Evaluation of external drug candidates for potential in-licensure or acquisition.

For the next 12 months, the Company intends to focus on the development of MANF and the development of LymPro. The Company intends to use minimal resources and look for appropriate research partnership opportunities to further develop its BC-SeraPro, NuroPro and PhenoGuard assets.

Results of Operations

The Three Months Ended September 30, 2013 and September 30, 2012

During the three months ended September 30, 2013 and 2012, we generated no revenue. Research and development costs for the three months ended September 30, 2013 (the “Current Quarter”) increased $255,594 to $288,431 from $32,837 for the three months ended September 30, 2012 (the “Prior Year Quarter”) primarily from an increase in costs related to the hiring of technical consultants and research data costs. General and administrative expenses decreased $168,551 to $390,117 for the Current Quarter from $558,668 for the Prior Year Quarter primarily due to a decrease in the cost of consultants. Interest expense increased $320,135 to $517,712 for the Current Quarter from $197,577 for the Prior Year Quarter primarily due to the convertible note financings we consummated in 2013, including amortization of debt discount. For the Current Quarter, Other expense of $829,252 related to a change in fair value of warrant and derivative liabilities while the Prior Year Quarter had other income of $225,832 related to a change in fair value of warrant and derivative liabilities. Net loss for the Current Quarter was $2,025,512 as compared to a net loss of $564,379 for the Prior Year Quarter. Stock based compensation from grants under the 2008 Stock Plan and the 2012 Series B Convertible Preferred Stock Option Plan accounted for $84,040 of the $2,025,512 net loss for the Current Quarter and $56,118 of the $564,379 net loss for the Prior Year Quarter.

The Nine Months Ended September 30, 2013 and September 30, 2012

During the nine months ended September 30, 2013 and 2012, we generated no revenue. Research and development costs for the nine months ended September 30, 2013 (the “Current Period”) increased $960,944 to $1,427,025 from $466,081 for the nine months ended September 30, 2012 (the “Prior Period”) primarily due to an increase in costs related to stock based compensation, technical consultants, research data costs and other product development costs. General and administrative expenses increased $17,224 to $2,440,594 for the Current Period from $2,423,370 for the Prior Period due to an increase in costs related to stock based compensation. Interest expense increased $1,174,043 to $1,659,184 for the Current Period from $485,141 for the Prior Period primarily due to interest expense related to our convertible note financings that occurred in fiscal 2013, including amortization of debt discount. For the Current Period other expense of $256,882 was related to a change in fair value of warrant and derivative liabilities while other income for the Prior Period of $504,078 was related to a change in fair value of warrant and derivative liabilities. Net loss for the Current Period was $5,783,685 as compared to a net loss of $2,871,643 for the Prior Period. Stock based compensation from grants under the 2008 Stock Plan and the 2012 Series B Convertible Preferred Stock Option Plan accounted for $681,622 of the $5,783,685 net loss for the Current Period and $75,178 of the $2,871,643 net loss for the Prior Period.

Inflation adjustments have had no material impact on the Company.

Off-Balance-Sheet Arrangements

Pursuant to the terms of certain contractual agreements, we have agreed to compensate certain vendors for services rendered contingent upon the occurrence of future financings. These transactions are described more fully under Liquidity and Capital Resources, below, and in Note 7 to our condensed consolidated financial statements. These obligations previously had not been reflected in our accounts and represented an off balance sheet liability. With the recent financings a portion of these amounts have been paid with the balance owed recorded in trade accounts payable and are no longer represent off balance sheet liabilities.

Liquidity and Capital Resources

As of September 30, 2013, we had current assets in the amount of $1,502,888 consisting of $1,015,121 in cash and cash equivalents and $487,767 in prepaid expenses and other current assets. As of September 30, 2013, we had current liabilities in the amount of $4,664,706 consisting of $972,993 in accounts payable, $176,986 in accrued liabilities, $587,500 in debenture deposits, $246,848 in related party liabilities, $650,000 in notes payable, $1,544,443 in the current portion of derivative liabilities, and $485,936 in the current portion of convertible promissory notes net of debt discount. As of September 30, 2013, we had a working capital deficit in the amount of $3,161,818. Approximately $430,000 of our trade accounts payable at September 30, 2013 consisted of amounts that are owed to certain related parties and individuals affiliated with the Company that have elected to defer payment until such time that the Company has secured additional capital resources. However, the Company has no contractual commitments from any such related parties or affiliated individuals to provide for the continuation of payment deferrals.

We will need to raise significant financing in order to continue to operate and execute our business plan. We estimate the cost to achieve the preparation of analytical and clinical performance packages for LymPro to be $400,000, and we estimate the cost of completing preliminary toxicology experiments for MANF to be $100,000. Additionally, we will need ongoing operating capital to retain employees, pay creditors and ongoing expenses, as well as execute non-core aspects of our business plan, which management believes will yield significant value to our shareholders.

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing. Should our revenues be less than anticipated, or should our expenses be greater than anticipated, then we may seek to obtain business capital through the use of private and public equity fundraising or shareholder loans. We do not have any formal commitments or arrangements for the sale of stock or the advancement or borrowing of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Similarly, there can be no assurance that we will be able to generate sufficient revenue to cover the costs of our business operations. We will use all commercially-reasonable efforts at our disposal to raise sufficient capital to run our operations on a go forward basis.

We have been successful in raising convertible note financing from various individual investors over the last several months and more recently have raised a significant amount of funds from a specific investor. This is an encouraging trend that we expect to continue as we advance our operations. We will continue to use commercially-reasonable efforts going forward to raise equity financing and other financing arrangements to raise sufficient capital to continue our operations and meet our major milestones.

Going Concern

We are a development stage company engaged in biotechnology research and development. We have suffered recurring losses from operations since inception, have a working capital deficit, and have generated negative cash flows from operations. For these reasons, our auditors have raised a substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Refer to Note 3 of the condensed consolidated financial statements.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Chief Executive Officer, and Marc E. Faerber, our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. As of September 30, 2013, we did not have sufficient funds to hire additional employees.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2013.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial conditions and result of operations.

Item 2.	Unregistered Sales of Equity Securities

On July 22, 2013, the Company issued 3,721,297 shares of the Company’s restricted common stock to Brett Johnson related to various public relation services provided. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On July 22, 2013, the Company issued 2,000,000 shares of the Company’s restricted common stock to Brewer Sports International related to various business advisory services provided. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On August 1, 2013, the Company issued 192,355 shares of the Company’s restricted common stock to Russell James Miller related to investor relation services provided. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On August 13, 2013, the Company issued 50,000 shares of the Company’s restricted common stock to Jamaal Brown related to various business advisory services provided. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On August 20, 2013, the Company issued 416,667 shares of the Company’s restricted common stock to International Infusion related to business advisory services. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On August 30, 2013, the Company issued 7,500,000 shares of the Company’s restricted common stock to International Infusion LLC related to the conversion of a convertible note into common stock. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amarantus BioScience Holdings, Inc.

Date:	November 14, 2013

	By:	/s/ Gerald E. Commissiong
Gerald E. Commissiong
Title: Chief Executive Officer and Director

	By:	/s/ Marc E. Faerber
Marc E. Faerber
Title: Chief Financial Officer

