Form 10-K/A
period 2013-12-31
Amarantus Bioscience Holdings, Inc.
filed 2014-04-22
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
3.4	Bylaws. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 1, 2013
3.5	Certificate of Amendment to Certificate of Incorporation-Delaware (13)
4.1	Senior Secured Convertible Promissory Note Agreement dated December 28, 2010. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed June 3, 2011
4.2	Form of Rights Agreement, Form of Certificate of Designations, Form of Right Certificate, and the Form of Summary of Rights to Purchase Preferred Shares (16)
10.1	Second Amendment to Senior Secured Convertible Promissory Note Agreement(1)
10.2	Convertible Promissory Note Agreement as amended on March 23, 2011. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.3	Note and Warrant Purchase Agreement – Molecular Medicine Research Institute Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.4	Sponsored Research Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.5	Note and Warrant Purchase Agreement – The Parkinson’s Institute. Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.6	Promissory Note – Neurotrophics, Inc. Incorporated by reference to the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.7	Intellectual Property Assignment Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.8	Data Transfer Agreement Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.9	Consulting Agreement with Keelin Reeds Partners Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.10	Executive Services Agreement, as amended. Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.11	Sublease Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.12	MJFF Research Grant Terms and Conditions Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.13	2008 Stock Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.14	Letter of Agreement with Argot Partners, LLC Incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.15
10.16	Consent to Assignment between Juvaris BioTherapeutics, Inc. and the Company dated May 31, 2011. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 15, 2011
10.17	Lease Agreement, as amended – Juvaris BioTherapeutics, Inc. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 15, 2011
10.18	Note Purchase Agreement – Samuel Herschkowitz. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 3, 2011
10.19	Promissory Note dated October 4, 2011 issued by the Company to Samuel Herschkowitz. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 3, 2011

10.20	Letter Agreement regarding Pledged Shares between the Company and Samuel Herschkowitz. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 3, 2011.
10.21	Not used
10.22	Not used
10.23	Exclusive License Agreement between Power 3 Medical Products, Inc. and the Company dated January 18, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 30, 2012
10.26	Convertible Promissory Note issued November 14, 2012 to Dominion Capital, LLC Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.27
10.28	Exclusive License Agreement, effective December 14th, 2012, by and between Amarantus Biosciences and Memory Dx, LLC (14)
10.29	Bill of Sale, dated December 19, 2012, by and between Lowell T. Cage, as the chapter 7 Trustee for Power3 Medical Products, Inc. and Amarantus Biosciences, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 26, 2012
10.30	Order Authorizing Sales of Intellectual Property Free and Clear of Liens, Claims and Encumbrances, dated December 17, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 26, 2012.
10.31	Copy of Letter of Intent between Amarantus BioScience, Inc. and Brewer Sports International, LLC dated as of December 28, 2012 (17)
10.32	Amendment No 1 to Convertible Promissory Note issued to Dominion Capital, LLC. Incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K filed on April 18, 2013.
10.33	Amendment No. 2 to Convertible Promissory Note issued to Dominion Capital, LLC. Incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K filed on April 18, 2013.
10.34	Amended and Restated Convertible Promissory note - issued to Dominion Capital, LLC in the principal amount of $375,000. Incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K filed on April 18, 2013.
10.35	Securities Purchase Agreement dated September 3, 2013
10.36	Form of 8% Original Issue Discount Senior Convertible Debenture due September 6, 2014
10.37	Form of Registration Rights Agreement entered into in connection with the Securities Purchase Agreement dated September 3, 2013 and October 2, 2013 dated September 3, 2013
10.38	Form of Common Stock Purchase entered into in connection with the Securities Purchase Agreement dated September 3, 2013 and October 2, 2013 Warrant
10.39	Form of Subsidiary Guarantee entered into in connection with Securities Purchase Agreement dated September 3, 2013 and October 2, 2013. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 2, 2013
10.40	Securities Purchase Agreement dated October 2, 2013. Incorporated by reference to the Company’s
10.41	Registration Statement on Form S-1 filed on December 2, 2013
10.42	Form of 8% Original Issue Discount Senior Convertible Debenture due October 2, 2014. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 2, 2013
10.43	Amendment No. 1 to Registration Rights Agreement dated October 2, 2013. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 2, 2013.
10.44*	Option Agreement between the Company and the University of Miami dated November 27, 2013.
10.45*	Exclusive License Agreement between the Company and the University of Massachusetts date December 12, 2013.
10.46
10.47*	Demand Promissory Note issued to Dominion Capital LLC.
10.48*	Option Agreement with the University of Massachusetts dated as of February 28, 2014.
10.49	Purchase Agreement, dated as of March 7, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed March 13, 2014.
10.50	Registration Rights Agreement dated as of March 7, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed March 13, 2014.

10.35	Amended and Restated Convertible Promissory note issued to Dominion Capital, LLC in the principal amount of $187,500. Incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K filed on April 18, 2013.
21*	List of Subsidiaries
23.1*	Consent of Marcum LLP
23.2*	Consent of Silberstein Ungar, PLLC
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extention Schema
101.CAL**	XBRL Taxonomy Extention Calculation Linkbase
101.DEF**	XBRL Taxonomy Extention Definition Linkbase
101.LAB**	XBRL Taxonomy Extention Label Linkbase
101.PRE**	XBRL Taxonomy Extention Presentation Linkbase

*	Previously filed.
**	The XBRL-related information in Exhibit 101 to this Registration Statement on Form S-1 shall not be deemed "filed" or a part of this registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

