Form 10-Q
period 2014-03-31
Amarantus Bioscience Holdings, Inc.
filed 2014-05-20
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-55016

Amarantus Bioscience Holdings, Inc

(Exact name of registrant as specified in its charter)

Nevada	26-0690857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Janssen Labs@QB3, 953 Indiana Street, San Francisco, CA 94085

(Address of principal executive offices)

(408) 737-2734

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☑

As May 20, 2014, the issuer had a total of 732,042,008 shares of common stock, $0.001 par value, outstanding.

TABLE OF CONTENTS

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and March 31, 2013 and for the period from January 14, 2008 (Date of Inception) to March 31, 2014;	4
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2014	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and March 31, 2013 and for the period from January 14, 2008 (Date of Inception) to March 31, 2014;	6
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 6.	Exhibits	25

SIGNATURES		26

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Amarantus Bioscience Holdings, Inc

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,765	$1,033
Clinical trial material	500	-
Deferred funding fees, net	129	109
Prepaid expenses and other current assets	131	106
Total current assets	4,525	1,248
Property and equipment, net	8	-
Intangibles, net	1,338	611
Total assets	$5,871	$1,859

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable (includes related parties $438 and $490 as of March 31, 2014 and December 31, 2013, respectively)	1,744	972
Related party liabilities and accrued interest	249	248
Accrued expenses	223	292
Accrued interest	56	112
Demand promissory note	500	-
8% Senior convertible debentures, net of discount	178	932
Convertible promissory notes	114	124
Derivative liability	409	5,859
Total current liabilities	3,473	8,539
Total liabilities	3,473	8,539

Commitments and contingencies	-	-

Series D convertible preferred stock ($1,000 stated value; 1,300 shares designated; 1,299.327 issued and outstanding as of March 31, 2014 and December 31, 2013	839	839

Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 250,000 shares designated, -0- shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Series B, $0.001 par value, 3,000,000 shares designated, -0- shares issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Series C, $0.001 par value, 750,000 shares designated, 750,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	1	1
Common stock, $0.001 par value — 1,000,000,000 shares authorized; 729,680,790 and 574,171,945 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	730	574
Additional paid-in capital	33,428	18,938
Accumulated deficit	(32,600)	(27,032)
Total stockholders' equity (deficit)	1,559	(7,519)
Total liabilities and stockholders' equity (deficit)	$5,871	$1,859

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,		Cumulative period From January 14, 2008 ( Date of Inception) to March
	2014	2013 (Restated)	31, 2014

Net sales	$-	$-	$416

Operating expense:
Research and development	517	664	4,796
General and administrative	1,119	1,221	12,692
	1,636	1,885	17,488

Loss from operations	(1,636)	(1,885)	(17,072)

Other income (expense):
Interest expense	(638)	(873)	(5,998)
Loss on issuance of common stock	(67)	-	(419)
Loss on issuance of warrants	(3,867)	-	(3,867)
Loss on issuance of debt	-	-	(6,709)
Other income (expense)	-	-	76
Change in fair value of warrants and derivative liabilities	666	(1,880)	1,820
Total other income (expense)	(3,906)	(2,753)	(15,097)

Net loss	(5,542)	(4,638)	(32,169)
Preferred stock dividend	26	-	64

Net loss applicable to common shareholders	$(5,568)	$(4,638)	$(32,233)

Basic and diluted net (loss) per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	630,720,618	368,215,835

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balances as of December 31, 2013	750,000	$1	574,171,945	$574	$18,938	$(27,032)	$(7,519)
Common stock issued for services	—	—	2,500,000	2	182	—	184
Common stock issued for license	—	—	3,641,002	4	224	—	228
Common stock sold	—	—	4,000,000	4	396	—	400
Deferred funding costs charged to equity upon sale of common stock	—	—	—	—	(400)	—	(400)
Common stock issued for funding fees	—	—	6,000,000	6	510	—	516
Common stock issued upon conversion of 8% senior convertible debentures	—	—	77,405,866	78	3,013	—	3,091
Common stock issued in settlement of notes payable	—	—	1,095,759	1	10	—	11
Common stock issued for Series D convertible preferred stock dividend	—	—	866,218	1	25	—	26
Loss on issuance of common stock	—	—	—	—	67	—	67
Common stock issued upon exercise of common stock warrants	—	—	60,000,000	60	3,540	—	3,600
Deferred funding costs charged to equity upon exercise of warrants	—	—	—	—	(190)	—	(190)
Loss on issuance of warrants	—	—	—	—	3,867	—	3,867
8% senior convertible debentures converted and associated reclassification of derivative liability			—	—	3,044	—	3,044
Series D convertible preferred stock 8% dividend accrued at period end			—	—	—	(26)	(26)
Stock-based compensation expense	—	—	—	—	202	—	202
Net loss	—	—	—	—	—	(5,542)	(5,542)
Balances as of March 31, 2014	750,000	$1	729,680,790	$730	$33,428	$(32,600)	$1,559

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31		Cumulative period From January 14, 2008 ( Date of Inception) to March 31
	2014	2013 (Restated)	2014
Cash flows from operating activities
Net loss	$(5,542)	$(4,638)	$(32,169)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1	-	34
Amortization of debt discount	500	476	2,924
Amortization of deferred financing fees	96	-	362
Amortization of intangibles	24	-	94
Stock issued for services	184	293	2,682
Loss on debt issuance	-	-	6,709
Loss on stock issuance	67	-	1,092
Loss on warrant issuance	3,867	-	3,867
Gain on disposal of equipment	-	-	(3)
Preferred stock Series C issued as compensation	-	-	39
Non-cash interest expense related to warrants and derivative	32	-	796
Common stock issued at conversion of Series A preferred stock	-	-	127
Gain on settlement of convertible note and warrants	-	-	(138)
Change in fair value of warrants and derivative liability	(666)	1,881	(1,815)
Stock-based compensation expense	202	508	2,011
Changes in assets and liabilities:
Related party liabilities and accrued interest	1	-	(139)
Clinical trial material	(500)	-	(500)
Prepaid expenses and other current assets	(25)	202	(159)
Accounts payable	560	257	4,038
Accrued liabilities and accrued interest	(60)	81	683
Net cash used in operating activities	(1,259)	(940)	(9,465)

Cash flows from investing activities
Acquisition of property and equipment	(9)	-	(49)
Acquisition of other assets	(500)	(35)	(625)
Security deposit write-off	-	1	(1)

Net cash used by investing activities	(509)	(34)	(675)

Cash flows from financing activities
Proceeds from borrowings	500	1,200	8,219
Repayment of borrowings	-	(143)	(451)
Proceeds from issuance of common stock	400	-	2,198
Proceeds from exercise of warrants	3,600	-	3,600
Proceeds from issuance of stock options	-	-	201
Proceeds from issuance of convertible preferred stock	-	-	540

Net cash provided by financing activities	4,500	1,057	13,905

Net increase in cash and cash equivalents	2,732	83	3,765
Cash and cash equivalents
Beginning of period	1,033	157	-
End of period	$3,765	$240	$3,765

Amarantus Bioscience Holdings, Inc

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(in thousands)

	Three Months Ended March 31		Cumulative period From January 14, 2008 ( Date of Inception) to March 31
	2014	2013 (Restated)	2014

Supplemental schedule of non-cash activities:

Bifurcation of derivatives embedded in convertible notes	$-	$-	$548
Beneficial conversion feature - Series D convertible preferred stock	$-	$-	$321
Beneficial conversion feature - debt discount - convertible promissory notes	$-	$-	$226
Relative fair value associated with senior secured convertible debentures issued with detachable warrants	$-	$-	$1,939
Convertible promissory notes converted and associated reclassification of derivative liability	$-	$-	$2,712
Convertible debentures converted and associated reclassification of derivative liabilities	$7,778	$-	$7,778
Debt discount written off - associated with convertible promissory notes	$(1,740)	$-	$(1,990)
Debt discount associated with convertible promissory notes - derivative liability	$-	$-	$813
Stock warrants reclassified from liabilities to equity	$-	$-	$39
Preferred stock issued in lieu of payment of payable	$-	$250	$250
Preferred stock Series D issued for accounts payable	$-	$-	$1,169
Convertible promissory notes issued for payables and accrued liabilities	$-	$15	$653
Convertible notes payable issued for accounts payables	$-	$-	$162
Issuance of warrants to investors	$-	$-	$371
Stock issued for deferred funding fees	$516	$-	$547
Payables forgiven for property and equipment	$-	$-	$10
Stock issued to acquire intangible assets	$-	$79	$556
Stock issued to satisfy accounts payable and accrued expenses	$-	$527	$820
Stock issued for notes payable	$-	$-	$2,200
Stock issued for convertible debt	$11	$538	$2,435
Intrinsic value of beneficial conversion feature	$-	$-	$225
Reclassification of warrants to APIC	$-	$-	$2

Supplemental cash flow information

Interest payments	$-	$-	$61

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 (in thousands, except share and per share data)

1.	GENERAL

Amarantus Bioscience Holdings, Inc. (the “Company”) is a Nevada corporation that was formed to facilitate a merger with Amarantus BioScience, Inc., a Delaware corporation that was incorporated on January 14, 2008. The Company is a development stage biopharmaceutical drug development company dedicated to sourcing high-potential therapeutic platform technologies and aligning their development with complementary clinical-stage compounds to reduce overall enterprise risk. Through March 31, 2014, the Company has been primarily engaged in biotechnology research and development and raising capital to fund its operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements (Financial Statements) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

Certain information in footnote disclosures normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations for interim reporting. The financial results for the periods presented may not be indicative of the full year’s results. The Company believes the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31,, 2013 included in the Company’s Annual Report on Form 10K filed in April 2014.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2013 Annual Report.

Recently Issued Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2013, that are of significance, or potential significance, to the Company.

2.	LIQUIDITY AND GOING CONCERN

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. The Company is considered to be in the development stage as of March 31, 2014, as our principal commercial operations have not commenced. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. From inception, the Company has been funded by a combination of equity and debt financings.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which contemplate continuation of the Company as a going concern. As of March 31, 2014, the Company had cash and cash equivalents of approximately $3,765. During the three months ended March 31, 2014, the Company incurred a net loss of approximately $5,542 and had negative cash flows from operating activities of approximately $1,259. In addition, the Company had an accumulated deficit of approximately $32,600 at March 31, 2014. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At March 31, 2014, the Company was in technical default on certain convertible notes with an aggregate principal balance outstanding of approximately $114, which was due prior to March 31, 2014.

3.	RESTATEMENT OF PRIOR QUARTERS

In the fourth quarter of 2013, we discovered that some of the amounts we had previously reported in prior quarters had not been recorded correctly. The adjustments to correct for accounting differences were made in the fourth quarter of 2013 and are primarily related to our accounting for convertible note obligations.

The following table sets forth the effects of the restatement on affected items within our previously reported Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
	As Reported	As Restated
Operating loss	$(1,636)	$(1,885)
Non-operating income (loss)	(3,906)	(2,753)
Net loss	(5,542)	(4,638)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)

4.	BALANCE SHEET DETAILS

Deferred funding fees:

	Period Ended
	March 31, 2014	December 31, 2013

Total deferred funding fees	$266	$150
Amortization	(137)	(41)
Net deferred funding fees	$129	$109

The net deferred funding fees consist mainly of approximately $116 relating to the commitment fee paid to Lincoln Park Fund, LLC.

As of March 31, 2014, amortization expense for the next three years is expected to be as follows:

2014 (remaining nine months)	$48
2015	46
2016	35
Total	$129

Accrued liabilities:

	Period Ended
	March 31, 2014	December 31, 2013

Accrued compensation and related benefits	$197	$267
Series D Convertible Preferred dividend payable	26	26
Total	$223	$293

Related party liabilities:

	Period Ended
	March 31, 2014	December 31, 2013

Promissory note	$222	$222
Accrued interest	27	26
Total	$249	$248

This promissory note dated March 5, 2008 is due and payable March 5, 2015 and carries an annual interest rate of 2%. At the option of the Company, the This note and the accrued interest owed can be converted to the common stock of the Company based on the closing price on the day of the conversion as quoted on the exchange on which the Company’s common stock is listed. The conversion price as at March 31, 2014 was $0.0775 and would convert to approximately 3,213,000 shares.

5.	Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at March 31, 2014

	Level 1	Level 2	Level 3	Total

Derivative Liability	$—	$—	$409	$409

Fair Value Measurements at December 31, 2013

	Level 1	Level 2	Level 3	Total

Derivative Liability	$—	$—	$5,859	$5,859

For certain convertible note obligations, the Company is required to measure and record a related derivative liability, representing the estimated fair value of any embedded conversion options. The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities from December 31, 2013 to March 31, 2014:

Debenture issuance date	October 2, 2013	October 2, 2013	September 6, 2013	October 2, 2013	October 2, 2013	September 6, 2013	October 2, 2013	September 6, 2013	October 2, 2013	October 2, 2013	September 6, 2013	October 2, 2013	October 2, 2013	Total
Number of shares issued (000 omitted)	2,778	2,083	16,667	10,083	1,028	7,500	139	6,806	3,750	13,264	3,889	5,208	1,667
Debenture principal	$111	$83	$667	$403	$41	$300	$6	$272	$150	$531	$156	$208	$67	$2,995
Fair value of debenture at conversion date (1)	$204	$115	$1,333	$811	$46	$498	$9	$388	$171	$591	$220	$301	$97	$4,784

Date of valuation (conversion)	October 2, 2013	February 20, 2014	January 30, 2014	January 30, 2014	March 31, 2014	February 5, 2014	February 10, 2014	March 6, 2014	March 20, 2014	March 31, 2014	February 12, 2014	February 12, 2014	March 4, 2014
Dividend yield (per share)	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%	0%

Exercise price	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04	$0.04
Volatility (annual)	134%	136%	136%	132%	133%	138%	134%	134%	131%	133%	134%	134%	132%
Risk-free rate	0.07%	0.08%	0.06%	0.0006	0.0009	0.0007	0.001	0.0008	0.0009	0.0007	0.0009	0.009	0.0008
Remaining life (years)	0.66	0.61	0.60	0.67	0.51	0.58	0.64	0.50	0.54	0.51	0.56	0.64	0.58

The following table are the Level 3 Weighted Average reports associated with the derivative liabilities at March 31, 2014:

Exercise Price	$0.04
Volatility	129.00%
Risk-free Rate	0.07%
Contractual Life	0.50
Dividend Yield	0.0%

Derivative Liability
December 31, 2013	$5,859
Conversion of 8% senior convertible debentures to common stock (1)	(4,784)
Change in fair value	(666)
March 31, 2014	$409

(1)	The $4,784 was included with the debt discount in the statement of equity as result of the conversions of the convertible debt.

6.	Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to Amarantus common stockholders for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013 (restated)
Numerator
Net loss	$(5,542)	$(4,638)
Preferred stock dividend	26	—
Net loss applicable to common stockholders	$(5,568)	$(4,638)

Denominator
Weighted average shares outstanding during the period:

	For the Three Months Ended March 31,
	2014	2013 (restated)
Common stock - basic	630,720,618	368,215,835
Common shares equivalents	—	—
Common stock - diluted	630,720,618	368,215,835

Net loss per share	$(0.01)	$(0.01)

Potentially dilutive securities:
Outstanding time-based common stock options(1)	14,296,000	-	(2)
Outstanding performance-based and market-based common stock options(1)	4,000,000	-	(2)
Outstanding time-based preferred stock options(1)	2,488,000	-	(2)
Warrants(1)	69,553,000	-	(2)
Related party liability(1)	3,214,000	-	(2)
Convertible promissory note(s)(1)	5,655,000	-	(2)
8% Senior convertible debentures	8,776,000	-	(2)
Convertible preferred stock(1) (3)	751,000	-	(2)

(1)	The impact of time-based, performance-based and market-based stock options, time-based restricted stock units, warrants, the convertible notes and the convertible preferred stock on earnings per share is anti-dilutive in a period of loss from continuing operations.
(2)	Total anti dilutive securities for the 3 months ended March 31, 2013 was approximately 71,000,000.
(3)	Includes convertible preferred Series C and D.

7.	intangible assets

The following table summarizes our intangible assets:

	Period Ended
	March 31, 2014	December 31, 2013
Intangible assets:
Licenses	$1,431	$681
Accumulated amortization	(93)	(70)
Total intangible assets net	$1,338	$611

These license costs will be amortized over the expected remaining lives of the respective patents. As of March 31, 2014, amortization expense for the next five years is expected to be as follows:

2014 (remaining nine months)	$78
2015	102
2016	102
2017	102
2018	102
thereafter	852
Total	$1,338

Eltoprazine License

On January 10, 2014, the Company entered into a license agreement with PGI Drug Discovery, LLC (“PGI”), which granted the Company an exclusive license (with a right to sublicense) to utilize certain licensed compounds and licensed products of PGI, which includes certain intellectual property and know how covering the use of Eltoprazine and certain of its related compounds in all therapeutic indications.

The Company has agreed to: (i) pay PGI $100 in cash for the License within 20 days of the execution of the License Agreement, (ii) pay a research support payment to PGI as partial reimbursement for costs incurred for earlier research totaling up to $650 to be paid in a mixture of cash and stock, (iii) reimburse PGI for the Eltoprazine clinical trial material up to $500 payable upon the earlier of the initiation of a Phase IIb clinical study or 6 months after the date of the License Agreement, and (iv) pay PGI up to an aggregate of $4,000 in development milestones through NDA submission. As further consideration for the License Agreement, the Company shall pay an 8% royalty to PGI of the annual aggregate net sales by the Company.

Simultaneous with the execution of the license agreement, the Company and PGI entered into a services agreement pursuant to which PGI will provide certain services to the Company related to PGI’s proprietary analytical systems as will be set forth in certain study plans. The Company agreed to a payment commitment of $450 at a minimum annual rate of $150 for each of three years. The Services Agreement is for a term of the later of 3 years or the completion of any study plan accepted by the parties under the services agreement.

As of March 31, 2014, as a result of the arrangement described above, the Company recorded the following: (i) $500 in cash payments along with 4,000,000 shares of common stock valued at $250 as an intangible asset, (ii) $500 as an asset related to the transferred clinical trial material, and (iii) liabilities of $500 to be paid to PGI for the clinical trial material and $22 for unissued shares.

8.	8% Senior convertible debentures

The following table summarizes the Company’s outstanding 8% convertible promissory note obligations:

		Stated
	Maturity	Interest		Principal Balance Outstanding
Issue Date	Date	Rate	Conversion Terms	March 31, 2014	December 31, 2013
10/2/2013	10/2/2014	8.0%	Variable conversion price currently at $0.04	$150	$1,789
9/6/2013	9/6/2014	8.0%	Variable conversion price, currently at $0.04	189	1,544
	Sub total			339	3,333
	Discount			(161)	(2,401)
	Current portion of 8% convertible promissory notes, net of debt discount			$178	$932

During the three months ended March 31, 2014 approximately $3,091, consisting of approximately $2,995 of debentures and approximately $96 of accrued interest of the 8% senior convertible debentures, converted to 77,405,866 shares of common stock of the Company.  Additionally, $1,740 of the 8% senior convertible debentures related debt discount was reclassified from liability to additional paid in capital.

The Company entered into a registration rights agreement with the Investors pursuant to which the Company filed a registration statement with the Securities and Exchange Commission. The registration statement went effective February 4, 2014.

9.	Convertible Promissory Notes

The following table summarizes the Company’s outstanding convertible promissory note obligations:

		Stated		Principal Balance Outstanding
Issue Date	Maturity Date	Interest Rate	Conversion Terms	March 31, 2014	December 31, 2013
6/5/2013	12/2/2013	6.0%	Fixed at $0.02	20	20
11/4/2012	5/3/2013	6.0%	Fixed at $0.01	-	10
8/23/2012	2/19/2013	6.0%	Fixed at $0.015	50	50
11/2012	On Demand	None	Refundable excess payment	1	1
6/6/2011	6/6/2013	5.0%	Variable at $0.04	10	10
4/11/2011	4/11/2013	5.0%	Variable at $0.04	25	25
5/1/2011	5/1/2013	5.0%	Fixed at $0.10	4	4
4/1/2011	4/1/2013	5.0%	Fixed at $0.10	4	4

	Total convertible promissory notes			$114	$124

Convertible notes converted to common stock

On February 10, 2014 Robert L. Harris, a member of the Board of Directors, converted his $10 note and $1 accrued interest into 1,095,759 shares of restricted common stock.

Convertible notes in default

At March 31, 2014, the Company was in technical default on certain convertible notes with an aggregate principal balance outstanding of approximately $114,which was due prior to March 31, 2014.

10.	DEMAND PROMISSORY NOTE

On February 14, 2014, the Company executed a Demand Promissory Note payable to Dominion Capital, LLC in the amount of $500 at an annual interest rate of 12% compounded monthly until the note is repaid. On March 12, 2014, , the Company elected to extend the maturity of the Note from March 14, 2014 to August 14, 2014.

11.	commitments and contingencies

Commitments:

Lease Arrangements — The Company leases its main office facility and laboratory space in San Francisco, CA under a one-year lease agreement with QB3 Incubator Partners, LP. The lease agreement was entered into in October 2013 and provides for rental payments of approximately $7 per month.

Rent expense for the three months ended March 31, 2014 and 2013 was approximately $21 and $8, respectively.

The Company and PGI entered into a services agreement pursuant to which PGI will provide certain services to the Company related to PGI’s proprietary analytical systems (refer to Note INTANGABLE ASSETS). The Company agreed to a payment commitment of $450 at a minimum annual rate of $150, for each of three years. The Services Agreement is for a term of the later of 3 years or the completion of any study plan accepted by the parties under the services agreement.

Pursuant to the December 12, 2013 license agreement between the Company and the University of Massachusetts, the Company is required to pay an annual license maintenance fee of $15 as long as the agreement remains in effect and the related patents remain valid. The Company is also obligated to reimburse the university for all patent costs incurred that are related to the licensed patents for the duration of the agreement term.

Contingencies :

On January 10, 2014, the Company entered into a license agreement (“PGI License Agreement”) with PGI Drug Discovery, LLC (“PGI”). Pursuant to the terms of the agreement, the Company agreed to pay PGI up to an aggregate of $4,000 in development milestones through NDA submission. Milestone based payments payable by the Company under the PGI License Agreement are as follows: (i) $1,000 upon successful completion of the first Phase 2b clinical study, and (ii) $3,000 million upon submission of a New Drug Application with the United States Food and Drug Administration or a comparable submission outside of the United States.

Pursuant to the LPC Purchase Agreement (refer to Note COMMON STOCK PRIVATE PLACEMENTS), the Company may be required to issue up to 3,500,000 shares of common stock to LPC on a pro rata basis if and when the Company utilizes funding available under the agreement.

Pursuant to the MDx Purchase Agreement (refer to Note SUBSEQUENT EVENTS) and contingent upon (i) the Company entering into a direct licensing agreement with the University of Leipzig (“Leipzig”) pursuant to which Leipzig would grant the Company a direct license to certain assets now licensed to MDx by Leipzig, and (ii) MDx terminating the license agreement it currently holds with Leipzig with the Company’s prior written consent, the Company has agreed to issue to MDx 6,500,000 shares of the Company’s common stock and will provide MDx with piggy-back registration rights as it relates to such shares.

Pursuant to the December 12, 2013 license agreement between the Company and the University of Massachusetts, the Company is obligated to pay the university certain amounts in the event certain events occur or milestones are achieved. Milestones to be paid under the agreement are as follows: (i) $50 upon first human dosing, (ii) $75 upon initiation of first Phase 2 clinical trial, (iii) $100 upon initiation of first Phase 3 clinical trial, and (iv) $500 upon first product approval in the United States. Following commercial launch, the Company is required to pay a royalty to the university equal to 2% of net sales, as defined under the agreement, subject to certain royalty minimums ranging from $125 to $500 per year. The Company is also obligated to pay to the university 10% of any sub-license income generated under the agreement.

The Company is in technical default of certain convertible notes that were due prior to March 31, 2014, and is also late with regard to making payments to various trade account vendors for goods and services received. Presently the Company is not aware of any accounts that have been turned over to collection agencies or that might result in a lawsuit with the Company.

12.	COMMON STOCK WARRANTS

Stock Warrants

The Company issued 83,333,251 Warrants in 2013 in connection with the Debenture and Warrant transaction. The Warrants are exercisable for a term of three years from the date of issuance at an exercise price of $0.06 per share. The Warrants are exercisable on a cashless basis if at any time after the six months anniversary there is no effective registration statement or current prospectus available for the resale of the shares underlying the Warrants. The Company may call the warrants at an exercise price of $.001 per share if certain conditions as described in the Warrant are met. On February 4, 2014, the Company registered these warrants with the SEC.

On March 7, 2014, the Company accepted elections by warrant holders to exercise certain warrants in the aggregate amount of 60,000,000 shares of common stock for gross proceeds of $3,600. Pursuant to the offer to exercise dated February 13, 2014 as supplemented on March 6, 2014, the holders of outstanding warrants to purchase shares of common stock of the Company at a price of $0.06 (the “Original Warrants”) were offered the opportunity to exercise their Original Warrants and receive warrants (the “New Warrants”) to purchase three (3) shares of common stock of the Company for every four (4) Original Warrants exercised. The New Warrants are exercisable at any time at a price of $0.12 for a term of five (5) years. The New Warrants are callable by the Company if the Volume Weighted Average Price (VWAP) of the Company’s common stock for each of 20 consecutive trading days exceeds $0.18 and certain equity conditions are met. The Company may also call the New Warrants if the closing price of the Company’s common stock exceeds $0.18 on the date that is the earlier of the receipt by the Company of an approval letter for listing of the Company’s common stock on an exchange or actual listing of the common stock on an exchange. The holders of the New Warrants have piggy back – registration rights. Upon the closing of the offer to exercise the Company issued New Warrants to purchase 45,000,000 shares of common stock of the Company.

In accordance with ASC 815-40-25-10 the Company determined that the appropriate accounting treatment of the New Warrants is to determine the Black-Scholes value of the warrant and to record the fair value of the warrant as a loss upon Issuance of Warrants in the Other income (expense) section of the statement of operations along with a credit to Additional paid-In capital. The fair value was determined to be approximately $3,867, using the Black-Scholes model with the following weighted average assumptions at issuance:

Annualized volatility (1)	305%
Contractual term	5.0
Risk-free investment rate	1.65%
Dividend yield	0.0%

(1) - The Company has three years of trading history that was utilized in computing the annualized volatility as of the date of issuance.

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2014.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding warrants as of December 31, 2013	84,553,306	0.06	2.7
Exercised	(60,000,000)	0.06	2.7
Issued as a result of the above exercise	45,000,000	0.12	4.9
Outstanding warrants as of March 31, 2014	69,553,306	0.10	4.0

13.	COMMON STOCK PRIVATE PLACEMENTS

On March 7, 2014, the Company entered into an equity financing agreement (“LPC Purchase Agreement”) with Lincoln Park Capital Fund LLC (“LPC”) whereby LPC is obligated to purchase up to $20,000 of the Company’s common stock from time to time over a 30 month period, as directed by the Company and subject to certain requirements, restrictions and limitations. Under the agreement, the per share purchase price will be the lesser of (1) the lowest sale price of common stock on the purchase date and (2) the average of the three lowest closing purchase prices during the 10 consecutive business days prior to the purchase date. However, LPC is not obligated to purchase shares from the Company on any date that the closing price of the common stock is below $0.04, subject to adjustment upon the occurrence of certain stock related events. The Company may also request that LPC purchase shares under an accelerated purchase notice whereby the per share purchase price will be the lower of (i) 94% of a volume weighted average price calculation as determined under the agreement or (ii) the closing price of the common stock on the accelerated purchase date.

In consideration for entering into the agreement, the Company agreed to issue 9,500,000 shares of common stock to LPC, 6,000,000 of which were issued upon entering into the agreement and 3,500,000 of which are contingently issuable on a pro rata basis as the Company utilizes the financing arrangement. The agreement will automatically terminate upon the earliest of 30 months or upon full utilization of the purchase commitment.

Pursuant to the agreement, the Company sold an initial 4,000,000 shares to LPC for an aggregate gross purchase price of $400. The fair value of the 6,000,000 shares provided to LPC was approximately $516 and was treated as a deferred funding fee. $400 was considered a placement fee against the $400 raised pursuant to execution of the LPC Purchase Agreement. The remaining $116 of deferred funding fees will be offset against future capital raises.

14.	STOCK OPTION PLANS

2008 Stock Plan

The Company’s Board of Directors approved the 2008 Stock Plan (the “Plan”). Under the Plan, the Company may grant up to 38,242,127 options, including 10,000,000 the Board added to the plan in January, of incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options granted typically have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant date to four years.

The following table is a summary of activity under the Plan:

			Outstanding Options Common
	Common Stock options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2013	6,941,288	0.05	9.0
Options granted (weighted-average fair value of $0.057)
Employee	8,200,000	0.08	10.0
Non-Employee	3,154,839	0.08	10.0
Options cancelled	—	—	—
Options Exercised	—	—	—
Balance –March 31, 2014	18,296,127	0.07	9.5

Options vested as of March31, 2014	8,774,622

The 8,200,000 shares granted to Employees include 8,000,000 shares granted to the Company’s new Chief Financial Officer (See Note, Subsequent Events), 4,000,000 of which are time-based and vest 25 percent upon grant and 1/36 per month thereafter during continued service; 2,000,000 of which are performance-based and vest upon continued service and achievement of a specific goal; and 2,000,000 of which are market-based and vest upon continued service and the Company’s achievement of certain stock price targets. All of the 8,000,000 shares are at an exercise price of $0.0775 and were granted on March 31, 2014.

During the three months ended March 31, 2014, the Company granted stock options and awards that were greater than the shares authorized, resulting in a deficit of shares available in the Plan of 3,231,221 as of March 31, 2014. The Company expects the Board of Directors will authorize additional shares for the Plan by June 2014 to offset the deficit.

2012 Preferred Stock Plan

In July 2012, our Board of Directors adopted a new stock plan, the Management, Employee, Advisor and Director Preferred Stock Option Plan – 2012 Series B Convertible Preferred Stock Plan (“Preferred Stock Plan”). The purposes of the Preferred Stock Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Management, Employees, Advisors and Directors and to promote the success of our business. These options currently vest over two or three years and cannot be converted into common shares or sold for two years from the date of the Designation of the Series B Preferred shares. Each share of Series B Preferred stock converts into fifty shares of common stock. The following table is a summary of activity under the Preferred Stock Plan:

			Outstanding Preferred Options
	Preferred Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2013	2,287,500	0.47	8.5
Preferred options cancelled	—	—	—
Preferred options granted (weighted-average fair value of $1.61)
Employee	200,000	2.21	9.8
Non-Employee	—	—	—
Balance – March 31, 2014	2,487,500	0.61	8.6

Preferred options vested as of March 31, 2014	1,482,161

Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized, Series B, $0.001 par value:

As of March 31, 2014, Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized, Series B, $0.001 par value, indicates 3,000,000 shares designated, but the Company’s Form 10-K for the year ended December 31, 2013 indicates 2,500,000 shares designated. The Company’s Form 10-K for the year ended December 31, 2013, did not include the increase of 500,000 designated shares approved by the Board of Directors on November 20, 2013. This oversight has no effect on any of the financial information presented in the Company’s Form 10-K for the year ended December 31, 2013.

Stock-based compensation expense for all plans is classified in the statements of operations as follows:

	Three Months Ended March 31,
	2014	2013
Research and development	$78	$282
General and administrative	124	226
Total	$202	$508

At March 31, 2014, there was a total of approximately $1,043 of unrecognized compensation cost,  net of estimated forfeitures of zero, as the Company has not experienced any forfeitures to date, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The fair value of the Company’s stock-based awards during the three months ended March 31, 2014 and 2013 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2014	2013
Weighted-average volatility	89.2%	108.0%
Weighted-average expected term	5	5
Expected dividends	0%	0%
Risk-free investment rate	1.65%	0.5%

15.	RElated-Party Transactions

On February 10, 2014 Robert L. Harris, a member of the Board of Directors, converted his $10 note and $1 accrued interest into 1,095,759 shares of restricted common stock.

16.	SUBSEQUENT EVENTS

Appointment of the Company’s New Chief Financial Officer

On April 1, 2014, Robert Farrell, J.D. was appointed to serve as the Company’s Chief Financial Officer. Mr. Marc Faerber, the former CFO, will now serve as the Company’s Corporate Controller and Vice President of Financial Operations.

Mr. Farrell served as Chief Financial Officer of Titan Pharmaceuticals from 1996 to 2008, and as President and CEO from 2008 to 2010. During his tenure at Titan Mr. Farrell was responsible for all SEC filings, fund raising, financial and tax planning strategies, mergers and acquisitions, corporate partnerships, licensing transactions and financial operations. Mr. Farrell most recently served as CFO at Sanovas, Inc. Mr. Farrell previously served as CFO, Corporate Group Vice President and General Counsel at Fresenius USA and Fresenius Medical Care. Mr. Farrell also previously served as the CFO for the Institute for One World Health in San Francisco and currently serves on the Board of Directors of Prime Genomics, Inc. Mr. Farrell holds a J.D. from the University of California's Hastings School of Law.

Mr. Farrell will initially be engaged as a contract consultant but is expected to be a full-time employee by the end of June 2014 upon execution of an employment agreement.

Asset purchase agreement with Memory Dx, LLC

On April 29, 2014, the Company entered into an asset purchase agreement (“MDx Purchase Agreement”) with Memory Dx, LLC (“MDx”), pursuant to which the Company purchased all of the assets of MDx, including all right, title and interest in the LymPro Technology, (as defined in the MDx Purchase Agreement). Such assets include all intellectual property, goodwill, patents and all copyrights owned by MDx, subject to certain exclusions as further described in the MDx Purchase Agreement.

As consideration for transfer of the assets, the Company agreed to pay to MDx (i) $50 upon execution of the MDx Purchase Agreement, (ii) $50 upon the date 60 days after execution of the MDx Purchase Agreement, and (iii) $50 on the date 120 days after execution of the MDx Purchase Agreement. Additionally, the Company agreed to issue to MDx upon delivery of the assets, 1,500,000 shares of the Company’s common stock and provide MDx with piggy-back registration rights as it relates to such shares.

Contingent upon (i) the Company entering into a direct licensing agreement with the University of Leipzig (“Leipzig”) pursuant to which Leipzig would grant the Company a direct license to certain assets now licensed to MDx by Leipzig, and (ii) MDx terminating the license agreement it currently holds with Leipzig as it relates to such licensed assets with the Company’s prior written consent, the Company has agreed to issue to MDx 6,500,000 shares of the Company’s common stock and will provide MDx with piggy-back registration rights as it relates to such shares. The previous laboratory services agreement entered into between Amarantus and MDx on April 2, 2013 was terminated following execution of the MDx Purchase Agreement.

Asset purchase agreement with Provista Diagnostics, Inc.

On May 1, 2014, the Company entered into an asset purchase agreement with Provista Diagnostics, Inc. (“PDI”) to acquire certain assets related to fluorescently activated cell sorter (FACS) related equipment, software and data. In exchange for these assets, the Company agreed to pay to PDI a one-time payment of $20.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Amarantus Bioscience Holdings, Inc.(”the Company”) is a California-based development-stage biopharmaceutical company founded in January 2008. We focus on developing our intellectual property and proprietary technologies to develop drug and diagnostic product candidates to treat human disease. We own or have exclusive licenses to various product candidates in the biopharmaceutical and diagnostic areas of the healthcare industry, with a specific focus on bringing these candidates to market in the areas of Alzheimer’s disease, Parkinson’s disease, Retinal Degenerative disorders, and other ailments of the human body, with a particular focus on the nervous system. Our business model is to develop our product candidates through various de-risking milestones that we believe will be accretive to shareholder value and strategically partner with biopharmaceutical companies, diagnostic companies, investors, private foundations and other key stakeholders in the specific sub-sector of the healthcare industry in which we are developing our products in order to achieve regulatory approval in key jurisdictions and thereafter successfully market and distribute our products.

Overview

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

Eltoprazine

Eltoprazine is a small molecule drug candidate that is a selective partial agonist on the 5HT1-A and 5HT1-B receptors of the serotonergic system in the brain originally discovered and developed by Solvay Pharmaceuticals (now Abbvie). The serotonergic system has been associated with a wide range of disorders motor and behavioral disorders including aggression, cognition, attention and control. The Company is developing Eltoprazine for the treatment of the primary side effect of current Parkinson’s disease medication Levadopa-Induced Dyskinesia (“PD LID”), as well as Adult Attention Deficit Hyperactivity Disorder (“Adult ADHD”). To date, over 700 patients have been dosed with Eltoprazine at varying doses as high as 30mg; the active dose in both PD LID and Adult ADHD is 5mg. Primary and secondary endpoints have been met for Eltoprazine in Phase 2 trials in PD LID and Adult ADHD

MANF

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

The Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

During the three months ended March 31, 2014 and 2013, we generated no revenue.

Research and development costs for the three months ended March 31, 2014 (the “Current Quarter”) decreased $147 to $517 from $664 for the three months ended March 31, 2013 (the “Prior Year Quarter”) due to reduced stock-based compensation expenses in the Current Quarter.

General and administrative expenses decreased $102 to $1,119 for the Current Quarter from $1,221 for the Prior Year Quarter primarily due to decreased spending on consulting and other professional services as well as decreased stock-based compensation expenses.

For the Current Quarter, Other income (expense) increased $1,153 to an expense of $3,906 from $2,753 in the Prior Year Quarter. Interest expense decreased $235 to $638 for the Current Quarter from $873 for the Prior Year Quarter primarily due to lower financing costs on new debt in the Current Quarter than in the Prior Year Quarter.

In the Current Quarter there is a $3,867 charge related to the issuance of new warrants offset by a gain of $666 in change in fair value of derivative liability. In the Prior Year Quarter there was no charge related to the issuance of warrants, and the change in fair value of warrants and derivatives was an expense of $1,820.

Net loss for the Current Quarter was $5,542 as compared to a net loss of $4,638 for the Prior Year Quarter. Stock based compensation from grants under the 2008 Stock Plan and the 2012 Series B Convertible Preferred Stock Option Plan accounted for $202 of the $5,732 net loss for the Current Quarter and $508 of the $4,638 net loss for the Prior Year Quarter.

Inflation adjustments have had no material impact on the Company.

Liquidity and Capital Resources

As of March 31, 2014, the Company had total current assets of $4,525 consisting of $3,765 in cash and cash equivalents and $500 in clinical trial material, $131 in prepaid expenses and other current assets, and $129 in deferred funding fees. As of March 31, 2014, the Company had current liabilities in the amount of $3,473, consisting of:

Accounts payable	$1,744
Related party liabilities and accrued interest	$249
Accrued expenses	$223
Accrued interest	$56
Demand promissory note	$500
8% Senior convertible debentures, net of discount	$178
Convertible promissory notes	$114
Derivative liability	$409

As of March 31, 2014, the Company had a working capital surplus in the amount of $1,052 compared to a deficit of $7,291 at December 31, 2013.

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,
	2014	2013 (restated)
Net cash (used in) operating activities	$(1,259)	$(940)
Net cash (used in) investing activities	(509)	(34)
Net cash provided by financing activities	4,500	1057

Net increase (decrease) in cash and cash equivalents	$2,732	$83

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

Off Balance Sheet Arrangements

Not applicable

Going Concern

We are a development stage company engaged in biotechnology research and development. We have suffered recurring losses from operations since inception, we have a positive working capital but have generated negative cash flow from operations. There is substantial doubt about our ability to continue as a going concern.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Principal Executive Officer, and Marc E. Faerber, our Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. Management will be addressing the internal controls issues in the coming months.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer, and Principal Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial conditions and result of operations.

Item 2.     Unregistered Sales of Equity Securities

On January 1, 2014, the Company issued 866,218 shares of the Company’s restricted common stock to Dominion Capital, LLC as a dividend payment on the Series D convertible preferred stock. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On January 14, 2014, the Company issued 3,641,002 shares of the Company’s restricted common stock to PGI Drug Discovery, LLC as payment per the terms of a License Agreement entered into on January 14, 2014. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On February 10, 2014, the Company issued 1,095,759 shares of the Company’s restricted common stock to Mr. Robert L. Harris, a director of the Company related to the conversion of a convertible note and accrued interest into restricted common stock. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

Item 3.     Defaults upon Senior Securities

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

10.1	Asset Purchase Agreement between Amarantus BioScience Holdings, Inc. and Memory DX, LLC dated as of April 29, 2014

10.2	Asset Purchase Agreement between Amarantus BioScience Holdings, Inc. and Provista Diagnostics, Inc. entered into as of May 1, 2014

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amarantus Bioscience Holdings, Inc .

Date:	May 20, 2014

	By:	/s/ Gerald E. Commissiong
Gerald E. Commissiong
Title: Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Marc E. Faerber
Marc E. Faerber
Title: Controller and Vice President of Financial Operations
(Principal Accounting Officer)

