Form 10-Q
period 2014-06-30
Amarantus Bioscience Holdings, Inc.
filed 2014-08-15
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2014

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

As August 14, 2014, the issuer had a total of 756,714,307 shares of common stock, $0.001 par value, outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Amarantus Bioscience Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,402	$1,033
Receivable from sale of stock	146	-
Deferred funding fees, net	3	109
Prepaid expenses and other current assets	250	106
Total current assets	1,801	1,248
Property and equipment, net	50	-
Intangible assets, net	1,561	611
Total assets	$3,412	$1,859

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable (includes related parties $390 and $490 as of June 30, 2014 and December 31, 2013, respectively)	2,006	972
Related party liabilities and accrued interest	250	248
Accrued expenses	257	292
Accrued interest	52	112
Demand promissory note	500	-
8% Senior convertible debentures, net of discount	124	932
Convertible promissory notes	85	124
Derivative liability	325	5,859
Total current liabilities	3,599	8,539
Total liabilities	3,599	8,539

Commitments and contingencies	-	-

Series D convertible preferred stock,$1,000 stated value; 1,300 shares designated; 1,299.327 issued and outstanding as of and December 31, 2013	-	839

Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 250,000 shares designated, -0- shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Series B, $0.001 par value, 3,000,000 shares designated, -0- shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Series C, $0.001 par value, 750,000 shares designated, 750,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013	1	1
Series D, $1,000 stated value; 1,300 shares designated; 1,299.327 issued and outstanding as of June 30, 2014	839	-
Common stock, $0.001 par value — 1,000,000,000 shares authorized; 746,569,263 and 574,171,945 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	747	574
Additional paid-in capital	34,877	18,938
Accumulated deficit	(36,651)	(27,032)
Total stockholders' equity (deficit)	(187)	(7,519)
Total liabilities and stockholders' equity (deficit)	$3,412	$1,859

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013 (Restated)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013 (Restated)

Net sales	$—	$—	$—	$—

Operating expense:
Research and development	1,640	474	2,157	1,138
General and administrative	2,101	830	3,220	2,051

	3,741	1,304	5,377	3,189

Loss from operations	(3,741)	(1,304)	(5,377)	(3,189)

Other income (expense):
Interest Expense	(71)	(268)	(709)	(1,141)
Loss on issuance of common stock	—	—	(67)	—
Loss on issuance of warrants	—	—	(3,867)	—
Other Income (Expense)	(20)	—	(20)	—
Change in fair value of warrant & derivative liabilities	(193)	375	473	(1,505)

Total other income (expense)	(284)	107	(4,190)	(2,646)

Net Loss	$(4,025)	$(1,197)	$(9,567)	$(5,835)

Preferred stock dividend	26	—	52	—
Net loss attributable to common stockholders	(4,051)	(1.197)	(9,619)	(5,835)
Basic and diluted net (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.02

Basic and diluted weighted average common shares outstanding	734,023,717	397,175,440	682,657,535	380,084,393

 See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balances as of December 31, 2013	750,000	$1	574,171,945	$574	$18,938	$(27,032)	$(7,519)
Common stock issued for services	—	—	2,500,000	2	182	—	184
Common stock issued for license	—	—	3,641,002	4	224	—	228
Common stock sold	—	—	4,000,000	4	396	—	400
Deferred funding costs charged to equity upon sale of common stock	—	—	—	—	(400)	—	(400)
Common stock issued for funding fees	—	—	6,000,000	6	510	—	516
Common stock issued upon conversion of 8% senior convertible debentures	—	—	77,405,866	78	3,013	—	3,091
Common stock issued in settlement of notes payable	—	—	1,095,759	1	10	—	11
Common stock issued for Series D convertible preferred stock dividend	—	—	866,218	1	25	—	26
Loss on issuance of common stock	—	—	—	—	67	—	67
Common stock issued upon exercise of common stock warrants	—	—	60,000,000	60	3,540	—	3,600
Deferred funding costs charged to equity upon exercise of warrants	—	—	—	—	(190)	—	(190)
Loss on issuance of warrants	—	—	—	—	3,867	—	3,867
8% senior convertible debentures converted and associated reclassification of derivative liability			—	—	3,044	—	3,044
Series D convertible preferred stock 8% dividend accrued at period end			—	—	—	(26)	(26)
Stock-based compensation expense	—	—	—	—	202	—	202
Net loss	—	—	—	—	—	(5,542)	(5,542)
Balances as of March 31, 2014	750,000	$1	729,680,790	$730	$33,428	$(32,600)	$1,559
Common stock issued for services	—	—	4,229,818	4	406	—	410
Common stock issued for license	—	—	1,858,998	2	1242	—	126
Common stock sold - LPC	—	—	1,500,000	2	144	—	146
Deferred funding costs charged to equity upon sale of common stock - LPC	—	—	—	—	(118)	—	(118)
Common stock issued as consideration for commitment fee - LPC	—	—	25,463	—	2	—	2
Common stock issued upon conversion of 8% senior convertible debentures	—	—	4,567,534	4	178	—	182
Common stock issued in conversion of convertible promissory notes	—	—	1,062,667	1	20	—	21
Common stock issued for Series D convertible preferred stock dividend	—	—	866,218	1	25	—	26
Common stock issued upon exercise of common stock warrants	—	—	2,777,775	3	164	—	167
8% senior convertible debentures converted and associated reclassification of derivative liability			—	—	230	—	230
Reclassification of series D convertible preferred stock into stockholders' equity (deficit)	1,299	839	—	—	—	—	839
Series D convertible preferred stock 8% dividend accrued at period end			—	—	—	(26)	(26)
Stock-based compensation expense	—	—	—	—	274	—	274
Net loss	—	—	—	—	—	(4,025)	(4,025)
Balances as of June 30, 2014	751,299	$840	746,569,263	$747	$34,877	$(36,651)	$(187)

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013 (Restated)
Cash flows from operating activities
Net loss	$(9,567)	$(5,835)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6	-
Amortization of debt discount	572	596
Amortization of deferred financing fees	106	133
Amortization of intangibles	53	-
Stock issued for services	595	65
Write-off of clinical trial material	500	-
Loss on stock issuance	67	-
Loss on warrant issuance	3,867	-
Non-cash interest expense related to warrants and derivative	32	-
Change in fair value of warrants and derivative liability	(473)	1,505
Stock-based compensation expense	475	598
Changes in assets and liabilities:
Clinical trial material	(500)	-
Receivable for sale of common stock	(146)	-
Deferred funding fees	116	-
Prepaid expenses and other current assets	(144)	(27)
Accounts payable	824	954
Related party liabilities and accrued interest	2	24
Accrued expenses and accrued interest	(18)	341
Net cash used in operating activities	(3,633)	(1,646)

Cash flows from investing activities
Acquisition of property and equipment	(56)	-
Acquisition of intangible assets	(600)	(34)

Net cash used by investing activities	(656)	(34)

Cash flows from financing activities
Proceeds from demand and convertible notes	500	1,733
Repayment of convertible promissory notes	(9)	(143)
Proceeds from issuance of common stock	400	-
Proceeds from exercise of warrants	3,767	-
Net cash provided by financing activities	4,658	1,590

Net increase (decrease) in cash and cash equivalents	369	(90)
Cash and cash equivalents
Beginning of period	1,033	157
End of period	$1,402	$67

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013 (Restated)

Supplemental schedule of non-cash activities:

Convertible debentures converted and associated reclassification of derivative liabilities	$8,238	$-
Debt discount written off - associated with convertible promissory notes	$(1,787)	$-
Convertible promissory notes issued for payables and accrued liabilities	$2	$161
Convertible notes payable issued for accounts payables	$-	$188
Stock issued for deferred funding fees	$518	$-
Stock subscription	$146	$-
Intangible asset	$(50)	$-
Deferred funding fees charged to equity upon sale of common stock	$(518)	$-
Stock issued to acquire intangible assets	$103	$79
Reclass of Series D Preferred from mezzanine to equity	$839	$-
Stock issued to satisfy accounts payable and accrued expenses	$22	$770
Stock issued for notes payable	$-	$600
Stock issued for warrant obligations	$-	$78
Debt discount for derivative conversion feature	$-	$645
Stock issued for convertible debt	$11	$563

Supplemental cash flow information

Interest payments	$1	$-

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 (in thousands, except share and per share data)

1.	GENERAL

Amarantus Bioscience Holdings, Inc. (the “Company”) is a Nevada corporation that was formed to facilitate a merger with Amarantus BioScience, Inc., a Delaware corporation that was incorporated on January 14, 2008. The Company is a biopharmaceutical drug development company dedicated to sourcing high-potential therapeutic platform technologies and aligning their development with complementary clinical-stage compounds to reduce overall enterprise risk. Through June 30, 2014, the Company has been primarily engaged in biotechnology research and development and raising capital to fund its operations.

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2014 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2014, condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, condensed consolidated statement of stockholders’ equity (deficit) for the six months ended June 30, 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed balance sheet at December 31, 2013 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 1, 2014.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2013 Annual Report.

As the Company has not yet commenced any revenue-generating operations, does not have cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company is considered a development stage company, as defined. The Company’s activities are subject to significant risks and uncertainties, as described in the liquidity and going concern footnote and including failing to secure additional funding to operationalize the Company’s current projects and technology before another company develops similar therapeutic platform technologies.

In June 2014, as discussed below the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from U.S. GAAP for development stage entities. The Company early adopted this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation removes all incremental financial reporting requirements for development stage entities, including the removal of reporting of the cumulative results of operations and cash flows for the period from inception to the end of the current period.  The update is effective for the first annual period beginning after December 15, 2014. Early adoption is permitted, and the Company has decided to adopt this change effective with its form 10-Q filing for the period ending June 30, 2014.

Accounting Standard Update No. 2014-12, Compensation – stock requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The effective date will be for fiscal years, and interim periods within those years, beginning after December 15, 2015 for all entities. Early adoption is permitted. The Company is considering the effect of this FASB issuance, on the financial statements, and has decided not to early adopt at this time.

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

As of June 30, 2014, the Company had cash and cash equivalents of approximately $1,402. During the six months ended June 30, 2014, the Company incurred a net loss of approximately $9,567 and had negative cash flows from operating activities of approximately $3,633. In addition, the Company had an accumulated deficit of approximately $36,651 at June 30, 2014. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At June 30, 2014, the Company was in technical default on certain convertible notes with an aggregate principal balance outstanding of approximately $85, which was due prior to June 30, 2014.

3.	RESTATEMENT OF PRIOR QUARTERS

In the fourth quarter of 2013, we discovered that some of the amounts we had previously reported in prior quarters had not been recorded correctly. The adjustments to correct for accounting differences were made in the fourth quarter of 2013 and are primarily related to our accounting for convertible note obligations.

The following table sets forth the effects of the restatement on affected items within our previously reported Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	As Reported	As Restated	As Reported	As Restated
Operating loss	(1,304)	(1,304)	(3,189)	(3,189)
Non-operating income (loss)	404	107	(569)	(2,646)
Net loss	(900)	(1,197)	(3,758)	(5,835)
Net loss per common share, basic and diluted	(0.00)	(0.00)	(0.01)	(0.02)

4.	BALANCE SHEET DETAILS

Deferred funding fees:

	Period Ended
	June 30, 2014	December 31, 2013

Total deferred funding fees	$150	$150
Amortization	(147)	(41)
Net deferred funding fees	$3	$109

Accrued expenses:

	Period Ended
	June 30, 2014	December 31, 2013

Accrued compensation and related benefits	$231	$266
Series D convertible preferred dividend payable	26	26
Total	$257	$292

Related party liabilities:

	Period Ended
	June 30, 2014	December 31, 2013

Promissory note	$222	$222
Accrued interest	28	26
Total	$250	$248

This promissory note dated March 5, 2008 is due and payable March 5, 2015 and carries an annual interest rate of 2%. At the option of the Company, the note and the accrued interest owed can be converted to the common stock of the Company based on the closing price on the day of the conversion as quoted on the exchange on which the Company’s common stock is listed. The conversion price as at June 30, 2014 was $0.1044 and would convert to approximately 2,396,000 shares.

5.	Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at June 30, 2014

	Level 1	Level 2	Level 3	Total

Derivative Liability	$—	$—	$325	$325

Fair Value Measurements at December 31, 2013

	Level 1	Level 2	Level 3	Total

Derivative Liability	$—	$—	$5,859	$5,859

For certain convertible note obligations, the Company is required to measure and record a related derivative liability, representing the estimated fair value of any embedded conversion options. The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities from December31, 2013 to June 30, 2014:

The weighted average Black-Scholes inputs associated with the conversion of 8% senior convertible debentures is as follows:

	For the Three Months Ended,		Total
	31-Mar-14	June 30,2014
Number of shares issued (000 omitted)	77,406	4,567	81,973
Debenture principal	$2,995	$174	$3,169
Fair value of debenture at conversion	$4,784	$277	$5,061
Exercise Price	$0.04	$0.04
Volatility	134%	90%
Risk-free Rate	0.07%	0.04%
Contractual Life	0.6	0. 25
Dividend Yield	0.00%	0.00%

The weighted average Black-Scholes inputs associated with the valuation of 8% senior convertible debentures is as follows:

	As at
	31-Mar-14	June 30,2014
Exercise Price	$0.04	$0.04
Volatility	133%	860%
Risk-free Rate	0.07%	0.04%
Contractual Life	0.4	0. 3
Dividend Yield	0.00%	0.00%

Derivative Liability
December 31, 2013	$5,859
Conversion of 8% senior convertible debentures to common stock(1)	(4,784)
Change in fair value	(666)
March 31,2014	409
Conversion of 8% senior convertible debentures to common stock(2)	(277)
Change in fair value	193
June 30, 2014	$325

(1)	The $4,784 was included with the debt discount of $1,693 in the statement of equity as result of the conversions of the convertible debt.

(2)	The $277 was included with the debt discount of $47 in the statement of equity as result of the conversions of the convertible debt.

6.	Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to the Company’s common stockholders for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013 (Restated)	2014	2013 (Restated)
Numerator
Net loss	$(4,025)	$(1,197)	$(9,567)	$(5,835)
Preferred stock dividend	26	—	52	—
Net loss attributable to common stockholders	$(4,051)	$(1,197)	$(9,619)	$(5,835)
Denominator
Weighted average shares outstanding during the period:
Common stock - basic	734,023,717	397,175,440	682,657,535	380,084,393
Common shares equivalents	—	—	—	—
Common stock - diluted	734,023,717	397,175,440	682,657,535	380,084,393

Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Potentially dilutive securities excluded from the computation of basic and dilutive net loss per share are as follows:

Outstanding time-based common stock options(1)	14,443,000	-	(2)
Outstanding performance-based and market-based common stock options(1)	4,000,000	-	(2)
Outstanding time-based preferred stock options(1)	2,488,000	-	(2)
Warrants(1)	67,776,000	-	(2)
Related party liability(1)	2,396,000	-	(2)
Convertible promissory note(s)(1)	4,725,000	-	(2)
8% Senior convertible debentures(1)	4,418,000	-	(2)
Convertible preferred stock(1) (3)	44,061,000	-	(2)

(1)	The impact of time-based, performance-based and market-based stock options, time-based restricted stock units, warrants, the convertible notes, the 8% senior convertible debentures, and the convertible preferred stock on earnings per share is anti-dilutive in a period of loss from continuing operations.
(2)	Total anti dilutive securities as of June 30, 2013 was approximately 85,000,000.
(3)	Includes convertible preferred Series C and D.

7.	intangible assets

The following table summarizes our intangible assets:

	Period Ended
	June 30, 2014	December 31, 2013
Intangible assets:
Intellectual properties	$1,684	$681
Accumulated amortization	(123)	(70)
Total intangible assets net	$1,561	$611

These intellectual properties costs will be amortized over the expected remaining useful lives. As of June 30, 2014, amortization expense for the next five years is expected to be as follows:

2014 (remaining six months)	$65
2015	128
2016	128
2017	128
2018	128
thereafter	984
Total	$1,561

Asset purchase agreement with Memory Dx, LLC

On April 29, 2014, the Company entered into an asset purchase agreement (“MDx Purchase Agreement”) with Memory Dx, LLC (“MDx”), pursuant to which the Company purchased all of the assets of MDx, including all right, title and interest in the LymPro Technology, (as defined in the MDx Purchase Agreement). Such assets include all intellectual property, owned by MDx, subject to certain exclusions as further described in the MDx Purchase Agreement.

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

8.	8% Senior convertible debentures

The following table summarizes the Company’s outstanding 8% convertible promissory note obligations:

		Stated
	Maturity	Interest		Principal Balance Outstanding
Issue Date	Date	Rate	Conversion Terms	June 30, 2014	December 31, 2013
10/2/2013	10/2/2014	8.0%	Variable conversion price currently at $0.04	$167	$1,789
9/6/2013	9/6/2014	8.0%	Variable conversion price, currently at $0.04	-	1,544
	Sub total			167	3,333
	Discount			(43)	(2,401)
	Current portion of 8% convertible promissory notes, net			$124	$932

During the six months ended June 30, 2014 approximately $3,274, consisting of approximately $3,166 of debentures and approximately $108 of accrued interest of the 8% senior convertible debentures, converted to 81,973,400 shares of common stock of the Company.  Additionally, $1,787 of the 8% senior convertible debentures related debt discount was reclassified from liability to additional paid in capital.

9.	Convertible Promissory Notes

The following table summarizes the Company’s outstanding convertible promissory note obligations:

		Stated		Principal Balance Outstanding
Issue Date	Maturity Date	Interest Rate	Conversion Terms	June 30, 2014	December 31, 2013
6/5/2013	12/2/2013	6.0%	Fixed at $0.02	-	20
11/4/2012	5/3/2013	6.0%	Fixed at $0.01	-	10
8/23/2012	2/19/2013	6.0%	Fixed at $0.015	50	50
11/2012	On Demand	None	Refundable excess payment	-	1
6/6/2011	6/6/2013	5.0%	Variable at $0.04	10	10
4/11/2011	4/11/2013	5.0%	Variable at $0.04	25	25
5/1/2011	5/1/2013	5.0%	Fixed at $0.10	-	4
4/1/2011	4/1/2013	5.0%	Fixed at $0.10	-	4

	Total convertible promissory notes			$85	$124

Convertible notes converted to common stock or paid

During the six months ended June 30th, 2014 in aggregate approximately $30 in notes and $2 in accrued interest were converted into approximately 2,159,000 shares of common stock.

During the six months ended June 30th, 2014 in aggregate approximately $8 in notes and $1 in accrued interest were paid in full to the note holders

Convertible notes in default

At June 30, 2014, the Company was in technical default on certain convertible promissory notes with an aggregate principal balance outstanding of approximately $85, which was due prior to June 30, 2014. The company is working with the note holders to convert.

10.	DEMAND PROMISSORY NOTE

On February 14, 2014, the Company executed a Demand Promissory Note payable to Dominion Capital, LLC in the amount of $500 at an annual interest rate of 12% compounded monthly until the note is repaid. On March 12, 2014, the Company elected to extend the maturity of the Note from March 14, 2014 to August 14, 2014. On August 14, 2014 the note holder agreed to extend the due date thirty days for a consideration of $10.

11.	commitments and contingencies

Commitments:

Lease Arrangements —

The Company leases its main office facility and laboratory space in San Francisco, CA under a one-year lease agreement with QB3 Incubator Partners, LP. The lease agreement was entered into in October 2013 and provides for rental payments of approximately $7 per month.

Commencing August 2014 the Company will lease new office facilities in San Francisco under a twenty nine month sublease with Stamats Communications for an average monthly amount average monthly rental of $12 plus an additional monthly $9 for basic operating costs

Rent expense for the six months ended June 30, 2014 and 2013 was approximately $42 and $12, respectively.

Research Agreements —

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

The Company and The Washington University (“WashU”) entered into a sponsored research agreement (the “Agreement”) whereby the Company is required to pay a total amount of $120 for an employee of WashU to perform certain research utilizing a proprietary compound of the Company’s (the “Materials”), subject to certain terms and restrictions as further described in the Agreement.

Technical Acquisition —

Pursuant to the MDx Purchase Agreement and contingent upon (i) the Company entering into a direct licensing agreement with the University of Leipzig (“Leipzig”) pursuant to which Leipzig would grant the Company a direct license to certain assets now licensed to MDx by Leipzig, and (ii) MDx terminating the license agreement it currently holds with Leipzig with the Company’s prior written consent, the Company has agreed to issue to MDx 6,500,000 shares of the Company’s common stock and will provide MDx with piggy-back registration rights as it relates to such shares.

 Contingencies:

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

Pursuant to the LPC Purchase Agreement, the Company may be required to issue up to 3,500 shares of common stock to LPC on a pro rata basis if and when the Company utilizes funding available under the agreement.

Pursuant to the MDx Purchase Agreement and contingent upon (i) the Company entering into a direct licensing agreement with the University of Leipzig (“Leipzig”) pursuant to which Leipzig would grant the Company a direct license to certain assets now licensed to MDx by Leipzig, and (ii) MDx terminating the license agreement it currently holds with Leipzig with the Company’s prior written consent, the Company has agreed to issue to MDx 6,500,000 shares of the Company’s common stock and will provide MDx with piggy-back registration rights as it relates to such shares.

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

12.	COMMON STOCK WARRANTS

Stock Warrants

The Company issued 83,333,251 Warrants pursuant to Securities Purchase Agreement with certain investors entered in September 2013 (the “Debenture Warrant Transaction”). The Warrants are exercisable for a term of three years from the date of issuance at an exercise price of $0.06 per share. The Warrants are exercisable on a cashless basis if at any time after the six months anniversary there is no effective registration statement or current prospectus available for the resale of the shares underlying the Warrants. The Company may call the warrants at an exercise price of $.001 per share if certain conditions as described in the Warrant are met. On February 4, 2014, the Company registered these warrants with the SEC.

On March 7, 2014, the Company accepted elections by warrant holders to exercise certain warrants in the aggregate amount of 60,000,000 shares of common stock for gross proceeds of $3,600. Pursuant to the offer to exercise dated February 13, 2014 as supplemented on March 6, 2014, the holders of outstanding warrants to purchase shares of common stock of the Company at a price of $0.06 (the “Original Warrants”) were offered the opportunity to exercise their Original Warrants and receive warrants (the “New Warrants”) to purchase three (3) shares of common stock of the Company for every four (4) Original Warrants exercised. The New Warrants are exercisable at any time at a price of $0.12 for a term of five (5) years. The New Warrants are callable by the Company if the Volume Weighted Average Price (VWAP) of the Company’s common stock for each of 20 consecutive trading days exceeds $0.18 and certain equity conditions are met. The Company may also call the New Warrants if the closing price of the Company’s common stock exceeds $0.18 on the date that is the earlier of the receipt by the Company of an approval letter for listing of the Company’s common stock on an exchange or actual listing of the common stock on an exchange. The holders of the New Warrants have piggy-back registration rights. Upon the closing of the offer to exercise the Company issued New Warrants to purchase 45,000,000 shares of common stock of the Company.

In the three months ended June 30, 2014, a warrant holder exercised 2,777,775 warrants to purchase 2,777,775 shares of the Company’s common stock at the exercise price of $.06 per share for a total amount of approximately $167.

In accordance with ASC 815-40-25-10 the Company determined that the appropriate accounting treatment of the New Warrants is to determine the fair value of the warrant and to record the fair value of the warrant as a loss upon Issuance of Warrants in the Other income (expense) section of the statement of operations along with a credit to Additional paid-In capital. The fair value was determined to be approximately $3,867, using the Black-Scholes model, which management believes approximates the fair value using the binomial lattice model with the following weighted average assumptions at issuance:

Annualized volatility (1)	305%
Contractual term	5.0
Risk-free investment rate	1.65%
Dividend yield	0.0%

(1) - The Company has three years of trading history that was utilized in computing the annualized volatility as of the date of issuance.

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2014.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding warrants as of December 31, 2013	84,553,306	0.06	2.2
Exercised	(62,777,774)	0.06	2.2
Issued	45,000,000	0.12	4.7
Outstanding warrants as of June 30, 2014	66,775,532	0.10	3.9

13.	COMMON STOCK PRIVATE PLACEMENTS

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

Pursuant to the agreement, in the three months ended March 31, 2014 the Company sold an initial 4,000,000 shares to LPC for an aggregate gross purchase price of $400. The fair value of the 6,000,000 shares provided to LPC was approximately $516 and was treated as a deferred funding fee. $400 was considered a placement fee against the $400 raised pursuant to execution of the LPC Purchase Agreement. The remaining $116 of deferred funding fees will be offset against future capital raises.

Also pursuant to the agreement, during the three months ended June 30, 2014, the Company sold an additional 1,500,000 shares for approximately $146 and issued an additional 25,463 commitment fee shares valued at $2 to LPC. The $2 commitment fee along with the balance of the upfront deferred commitment fees of $116 from the original transaction in March 2014, for a total of $118, was charged to additional paid in capital in the three months ended June 30, 2014.

14.	STOCK OPTION PLANS

2008 Stock Plan

The Company’s Board of Directors approved the 2008 Stock Plan (the “Plan”). Under the Plan, the Company may grant up to 38,242,127 options, including 10,000,000 the Board added to the plan in January, of incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, and members of the Board of Directors, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options granted typically have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant date to four years.

The following table is a summary of activity under the Plan:

			Outstanding Options Common
	Common Stock options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2013	6,941,288	0.05	9.0
Options granted (weighted-average fair value of $0.08)
Employee	9,200,000	0.08	9.8
Non-Employee	3,301,323	0.08	9.8
Options cancelled	(1,000,000)	—	—
Options Exercised	—	—	—
Balance –June 30, 2014	18,442,611	0.07	9.2

Options vested as of June 30, 2014	9,024,622

The 9,200,000 shares granted to employees include 8,000,000 shares granted to the Company’s new Chief Financial Officer, 4,000,000 of which are time-based and vest 25 percent upon grant and 1/36 per month thereafter during continued service; 2,000,000 of which are performance-based and vest upon continued service and achievement of a specific goal; and 2,000,000 of which are market-based and vest upon continued service and the Company’s achievement of certain stock price targets. All of the 8,000,000 shares are at an exercise price of $0.0775 and were granted on March 31, 2014.

During the six months ended June 30, 2014, the company granted 2,301,323 net options (granted 3,301,323 less cancelled 1,000,000) to non-employees, resulting in an approximate expense of $84.

During the six months ended June 30, 2014, the Company granted stock options and awards that were greater than the shares authorized, resulting in a deficit of shares available in the Plan of 3,377,705 as of June 30, 2014. On July 3, 2014 the Board approved an increase in the number of shares subject to the plan to 46, 119,832 shares.

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

			Outstanding Preferred Options
	Preferred Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2013	2,287,500	0.47	8.5
Options granted (weighted-average fair value of $1.61)
Employee	200,000	2.21	9.8
Non-Employee	—	—	—
Options cancelled	—	—	—
Balance – June 30, 2014	2,487,500	0.61	8.6

Preferred options vested as of June 30, 2014	1,650,130

Stock-based compensation expense for all plans is classified in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$108	$19	$288	$302
General and administrative	165	70	187	296
Total	$273	$89	$475	$598

At June 30, 2014, there was a total of approximately $1,043 of unrecognized compensation cost,  net of estimated forfeitures of zero, as the Company has not experienced any forfeitures to date, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The fair value of the Company’s stock-based awards during the six months ended June 30, 2014 and 2013 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Weighted-average volatility	302%	*	%	89%-302%	108%
Weighted-average expected term	5.75	*		5-5.75	5
Expected dividends	0%	*	%	%	0%
Risk-free investment rate	1.96%	*	%	1.73%-1.96%	0.5%

* There were no options granted in the three months ended June 30, 2013

15.	SERIES D PREFERRED STOCK

The Company obtained approval from the Series D stockholder and filed with the state of Nevada to amend the terms of its series D preferred stock to remove the feature by which stockholder could require redemption of the stock at cost. Accordingly, since the stock now contains mainly equity-like features, the Company changed the classification of the stock on its balance sheet from temporary equity to permanent equity within stockholders’ equity (deficit) as of June 30, 2014.

16.	RElated-Party Transactions

On June 30, 2014 Gerald E. Commissiong, a member of the Board of Directors, President and Chief Executive Officer, converted his 8% Senior Convertible Debenture and related accrued interest in the amount of $6 into 147,265 shares of restricted common stock.

On June 30, 2014 John Commissiong, a member of the Board of Directors and Chief Scientific Officer, converted his 8% Senior Convertible Debenture and related accrued interest in the amount of $6 into 147,265 shares of restricted common stock.

17.	SUBSEQUENT EVENTS

Common Stock Private Placement

In July 2014, the Company exercised its rights under the LPC Purchase Agreement to sell 8,000,000 shares to LPC for a total of $1,235. As required by the agreement, the Company issued 216,160 commitment fee shares valued at $34 to LPC, which will be charged to additional paid in capital.

Call of Warrants

In July 2014, the Company called its outstanding warrants to purchase shares of its common stock at an exercise price of $0.06 per share issued in the Company’s private placement offering completed on September 3, 2013 and September 26, 2013 (the “Original Warrants”). There were 20,138,810 outstanding Original Warrants. Pursuant to the terms of the Original Warrants, the Company will honor any exercise notices it receives before the 10 trading after the call notice is received by the holders. If the Original warrants are exercised the Company will receive an aggregate of approximately $1,208.  In August 2014 a warrant holder exercised 8,333,333 warrants for an aggregate amount of approximately $500.

Conversion of Debentures

In July 9, 2014, the Company also met the conditions to force the conversion of its outstanding 8% Original Issue Discount Senior Convertible Debentures due September 6, 2014 and October 1, 2014 (the “Debentures”). As of the date hereof, the Company has a principal aggregate amount of $167 Debentures outstanding. The Company provided notice to the holder of the Debentures to force such conversion, on July 19, 2014 the debenture holder converted and the Company issued 4,500,009 shares of its common stock to satisfy the conversion.

Stock Option Grants

During the month of July 2014 four employees signed their agreements, eliminating the contingency and causing the deficit in shares available for grant (see note STOCK OPTION PLANS) to increase to 6,877,705. On July 3, 2014 the Board approved an increase in the number of shares subject to the plan to 46, 119,832 shares.

Sublease of New Offices

In August 2014, the Company subleased new office facilities at 665 Montgomery Street, San Francisco, Ca Suite 900 with Stamats Communications commencing August 1, 2014 and ending November 30, 2016 at an average monthly rental of $12 plus an additional monthly $9 for basic operating costs.

Proxy Statement

In August 8, 2014 the Company filed a Preliminary Proxy Statement concerning its Notice of Annual Meeting of Stockholders.

Research Agreement

On August 5, 2014, the Company entered into a sponsored research agreement (the “Agreement”) with the Buck Institute for Research on Aging pursuant to which Dr. Heinrich Jasper shall perform certain research utilizing Mesencephalic-Astrocyte-derived Neurotrophic Factor, subject to certain terms and restrictions as further described in the Agreement.

Pursuant to the Agreement, the Company shall provide financial support for the research plan, which is further described in the in the form of four quarterly payments of $75, based upon the budget set forth in the Agreement.

License Agreement

The Company entered into a license agreement with University of Miami (“UNIVERSITY”) effective August 14, 2014, for an exclusive license for the Patent Rights to certain inventions of its employee, Rong Wen, MD, PhD, which the UNIVERSITY owns all rights and title to. In consideration for this exclusive license the Company will pay the UNIVERSITY certain fees and royalties

Fees:

1.	$10 within thirty (30) days of the Effective Date of this Agreement;

2.	$10 on the second (2nd) anniversary;

3.	$15 on the third (3rd) anniversary;

4.	$25 on the fourth (4th) through seventh (7th) anniversary;

5.	$50on the eighth (8th) through tenth (10th) anniversaries; and

6.	$ 75 on the eleventh (11th) anniversary and every anniversary thereafter.

Such annual fee is creditable towards any other consideration, including royalty and milestone payments that are, as set forth herein, due to the UNIVERSITY by the Company.

Royalties:

Running royalty in an amount equal to three percent (3%) of the annual Net Sales of the Product(s) used, leased or sold by or for the Company, its Affiliates, or its subsidiaries (“Running Royalty”). In the event the Company is required to pay royalties to a third party or third parties for the same Product or Process as licensed under this Agreement to avoid potential infringement of third party patent rights as a result of sales of Products, then the Company may reduce the Running Royalty by fifty cents ($0. 50) for each one dollar ($1.00) in royalties which the Company is obligated to pay to a third party or third parties under such licenses, provided however, that the royalties payable to UNIVERSITY under this section shall not be reduced to less than two percent (2%) of annual Net Sales of the Product(s) used, leased or sold by or for the Company or its subsidiaries. If, in any one calendar year, the Company is not able to fully recover its fifty percent (50%) portion of the payments due to a third party, it shall be entitled to carry forward such right of off-set to future calendar years with respect to the excess amount.

2014 Stock Option Plan

On August 6, 2014, the Company adopted the 2014 Stock Option Plan and has reserved 154,000,000 shares of the common stock of the Company for issuance within this plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Amarantus Bioscience Holdings, Inc. is a California-based development-stage biopharmaceutical company founded in January 2008. We focus on developing our intellectual property and proprietary technologies to develop drug and diagnostic product candidates to treat human disease. We own or have exclusive licenses to various product candidates in the biopharmaceutical and diagnostic areas of the healthcare industry, with a specific focus on bringing these candidates to market in the areas of Alzheimer’s disease, Parkinson’s disease, Retinal Degenerative disorders, and other ailments of the human body, with a particular focus on the nervous system. Our business model is to develop our product candidates through various de-risking milestones that we believe will be accretive to shareholder value and strategically partner with biopharmaceutical companies, diagnostic companies, investors, private foundations and other key stakeholders in the specific sub-sector of the healthcare industry in which we are developing our products in order to achieve regulatory approval in key jurisdictions and thereafter successfully market and distribute our products.

Overview

The Company’s philosophy is to acquire, in-license, discover and develop drug candidates and diagnostics with the potential to address critically important biological pathways involved in human disease.

LymPro Test ®

The Lymphocyte Proliferation Test (“LymPro Test ®”, or “LymPro”) is a diagnostic blood test for Alzheimer’s disease originally developed by the University of Leipzig in Germany. The test works by evaluating the cell surface marker CD69 on peripheral blood lymphocytes following a mitogenic stimulation. The underlying scientific basis for LymPro is that Alzheimer’s patients have dysfunctional cellular machinery that inappropriately allows mature neurons in the brain to enter the mitotic process (cell division /cell cycle). When this happens the neurons start the cell division process, but cannot complete that process. As a result, a number of cytokines and other genes are upregulated, ultimately leading to cell death by apoptosis. This inappropriate cell division activation process is also present in the lymphocytes of Alzheimer’s patients, as lymphocytes share a similar cellular division machinery with brain neurons. We measure the integrity of this cellular division machinery process by measuring CD69 upregulation in response to the mitogenic stimulation. If CD 69 is upregulated it means that the cellular division machinery process is correct and Alzheimer’s is not present. If CD69 is not upregulated, it means there is a dysfunctional cellular division machinery process, and Alzheimer’s is more likely. To date, data has been published in peer-reviewed publications on LymPro with 160 patients, demonstrating 92% co-positivity and 91% co-negativity with an overall 95% accuracy rating for LymPro.

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

 Other

Exploration of the Company’s PhenoGuard platform for neurotrophic factor discovery and discovery and evaluation of external drug candidates for potential in-licensure or acquisition.

For the next 12 months, the Company intends to focus primarily on the commercialization of LymPro, the further clinical development of Eltoprazine, and the preclinical development of MANF.

The Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

During the three months ended June 30, 2014 and 2013, we generated no revenue.

Research and development costs for the three months ended June 30, 2014 increased $1,166 to $1,640 from $474 for the three months ended June 30, 2013 an extensive amount of pre-clinical and clinical work as the company advances the development of its products and the expensing of the clinical materials acquired in the first quarter.

General and administrative expenses for the three months ended June 30, 2014 increased $1,271 to $2,101from $830 for the three months ended June 30, 2013 primarily due an increase in employee compensation related expenses, increases in legal patent and audit related expenses, and increased business development expenses.

Other income (expense) for the three months ended June 30, 2014 decreased $391 to an expense of $284 from an income of $107 for the three months ended June 30, 2013. Interest expense decreased $197 to $71 from $268 for the three months ended June 30, 2013 primarily due to debt conversion to equity.

Net loss for the three months ended June 30, 2014 was $4,025 as compared to a net loss of $1,197 for the three months ended June 30, 2013. Stock based compensation from grants under the 2008 Stock Plan and the 2012 Series B Convertible Preferred Stock Option Plan accounted for $273 of the $4,025 net loss for the three months ended June 30, 2014 and $89 of the $1,197 net loss for the three months ended June 30, 2013.

The Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

During the six months ended June 30, 2014 and 2013, we generated no revenue.

Research and development costs for the six months ended June 30, 2014 increased $1,019 to $2,157 from $1,138 for the six months ended June 30, 2013 primarily due to debt conversion to equity.

General and administrative expenses for the six months ended June 30, 2014 increased $1,169 to $3,220 from $2,051 for the six months ended June 30, 2013 primarily due to an increase in employee compensation related expenses, increases in legal patent and audit related expenses, and increased business development expenses.

Other income (expense) for the six months ended June 30, 2014 increased $1,544 to an expense of $4,190 from an expense of $2,646 for the six months ended June 30, 2013. Interest expense decreased $432 to $709 from $1,141 for the six months ended June 30, 2013 primarily due to lower financing costs on new debt and debt conversion to equity. Loss on issuance of warrants increased $3,867 from $0.

For the six months ended June 30, 2014 there is a $4,533 charge related to the issuance of new warrants offset by a gain of $666 in change in fair value of derivative liability.

Net loss for the six months ended June 30, 2014 was $9,567 as compared to a net loss of $5,835 for the six months ended June 30, 2013. Stock based compensation from grants under the 2008 Stock Plan and the 2012 Series B Convertible Preferred Stock Option Plan accounted for $475 of the $9,567 net loss for the six months ended June 30, 2014 and $598 of the $5,835 net loss for the six months ended June 30, 2013.

Inflation adjustments have had no material impact on the Company.

Liquidity and Capital Resources

As of June 30, 2014, the Company had total current assets of $1,801 consisting of $1,402 in cash and cash equivalents, $146 in receivable from sale of common stock $250 in prepaid expenses and other current assets, and $3 in deferred funding fees. As of June 30, 2014, the Company had current liabilities in the amount of $3,599, consisting of:

Accounts payable	$2,006
Related party liabilities and accrued interest	$250
Accrued expenses	$257
Accrued interest	$52
Demand promissory note	$500
8% Senior convertible debentures, net of discount	$124
Convertible promissory notes	$85
Derivative liability	$325

As of June 30, 2014, the Company had a working capital deficit in the amount of $1,798 compared to a deficit of $7,291 at December 31, 2013.

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,
	2014	2013 (restated)
Net cash (used in) operating activities	$(3,633)	$(1,646)
Net cash (used in) investing activities	(656)	(34)
Net cash provided by financing activities	4,658	1,590

Net increase (decrease) in cash and cash equivalents	$369	$67

Since inception, the Company has financed cash flow requirements through the issuance of common stock and the exercise warrants and loans. As of June 30, 2014, the Company had $1,402 in cash and cash equivalents. Since June 30, 2014 the Company has raised approximately $1,900 thru the sale of common stock and call of warrants. The Company still has an additional $18,000 of equity capital available under the financing facility with Lincoln Park Capital Fund LLC, and an additional $700 from the anticipated call of warrants. Based upon the cash used for operations for the 6 months ended June 30, 2014 the Company would have sufficient liquidity for approximately 2 years.

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

Off Balance Sheet Arrangements

Not applicable

Going Concern

We are a company engaged in biotechnology research and development. We have suffered recurring losses from operations since inception, we have a positive working capital but have generated negative cash flow from operations. There is substantial doubt about our ability to continue as a going concern.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014.  This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Principal Executive Officer, and Marc E. Faerber, our Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. Management will be addressing the internal controls issues in the coming months.

.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial conditions and result of operations.

Item 2.     Unregistered Sales of Equity Securities

On June 9, 2014, the Company issued 358,998 shares of the Company’s restricted common stock to PGI Drug Discovery, LLC as payment per the terms of a License Agreement entered into on January 14, 2014. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On June 27, 2014, the Company issued 1,000,000 shares of the Company’s restricted common stock to Joseph Rubenfeld as payment services rendered.. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On June 27, 2014, the Company issued 1,000,000 shares of the Company’s restricted common stock to The Brewer Group Inc. as payment per the terms of an advisory contract entered into on June 19, 2014. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On June 27, 2014, the Company issued 146,484 shares of the Company’s restricted common stock to Jamaal Brown. as payment per the terms of a consulting contract entered into on June 23, 2014. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated thereunder due to the fact that the issuance did not involve a public offering

On July 1, 2014, the Company issued 866,218 shares of the Company’s restricted common stock to Dominion Capital, LLC as a dividend payment on the Series D convertible preferred stock. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

The foregoing shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

Item 3.     Defaults upon Senior Securities

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

10.1	Sponsored Research Agreement dated June 19, 2014 between Amarantus BioScience Holdings, Inc. and The Washington University

10.2	Option Agreement between Amarantus BioScience Holdings, Inc. and Universitat Leipzig dated as of July 31, 2014

10.3	License Agreement between Amarantus BioScience Holdings, Inc. and PGI Drug Discovery LLC dated January 10, 2014. *

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Confidential information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amarantus Bioscience Holdings, Inc .

Date:	August 14, 2014

	By:	/s/ Gerald E. Commissiong
Gerald E. Commissiong
Title: Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Robert E. Farrell
Robert E. Farrell
Title: Chief Financial Officer
(Principal Financial Officer)

