Form 10-Q
period 2014-09-30
Amarantus Bioscience Holdings, Inc.
filed 2014-11-07
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 000-55016

Amarantus Bioscience Holdings, Inc

(Exact name of registrant as specified in its charter)

Nevada	26-0690857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

655 Montgomery Street, Suite 900, San Francisco, CA 94111

(Address of principal executive offices)

(415) 688-4484

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

As November 7, 2014, the issuer had a total of 799,653,708 shares of common stock, $0.001 par value, outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Amarantus Bioscience Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$680	$1,033
Restricted cash	129	-
Deferred funding fees, net	-	109
Prepaid expenses and other current assets	292	106
Total current assets	1,101	1,248
Property and equipment, net	127	-
Intangible assets, net	1,529	611
Total assets	$2,757	$1,859

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable (includes related parties $414 and $490, respectively)	2,276	972
Related party liabilities and accrued interest	251	248
Accrued expenses	302	292
Accrued interest	60	112
Demand promissory note	500	-
8% Senior convertible debentures, net of discount	-	932
Convertible promissory notes	-	124
Derivative liability	-	5,859
Total current liabilities	3,389	8,539
Total liabilities	3,389	8,539

Commitments and contingencies	-	-

Series D convertible preferred stock, $1,000 stated value; 1,300 shares designated; 1,299.327 issued and outstanding as of December 31, 2013	-	839

Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 250,000 shares designated, -0- shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Series B, $0.001 par value, 3,000,000 shares designated, -0- shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Series C, $0.001 par value, 750,000 shares designated, 750,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	1	1
Series D, $1,000 stated value; 1,300 shares designated; 1,299.327 issued and outstanding as of September 30, 2014	839	-
Common stock, $0.001 par value — 2,000,000,000 and 1,000,000 shares authorized as of September 30,2014 and December 31, 2013, respectively; 786,924,849 and 574,171,945 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	787	574
Additional paid-in capital	38,816	18,938
Accumulated deficit	(41,075)	(27,032)
Total stockholders' equity (deficit)	(632)	(7,519)
Total liabilities and stockholders' equity (deficit)	$2,757	$1,859

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013 (Restated)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013 (Restated)

Net sales	$—	$—	$—	—

Operating expense:
Research and development	1,899	289	4,056	1,427
General and administrative	2,070	390	5.289	2,441

	3,969	679	9,345	3,868

Loss from operations	(3,969)	(679)	(9,345)	(3,868)

Other income (expense):
Interest expense	(46)	(517)	(756)	(1,658)
Loss on issuance of common stock	(193)	—	(260)	—
Loss on issuance of warrants	—	—	(3,868)	—
Other Income (Expense)	(74)	—	(92)	—
Change in fair value of warrant & derivative liabilities	(117)	(1,844)	356	(3,349)

Total other income (expense)	(430)	(2,361)	(4,620)	(5,007)

Net loss	$(4,399)	(3,040)	$(13,965)	(8,875)

Preferred stock dividend	26	12	78	12
Net loss attributable to common stockholders	(4,425)	(3,052)	(14,043)	(8,887)
Basic and diluted net (loss) per common share	$(0.01)	(0.01)	$(0.02)	(0.02)

Basic and diluted weighted average common shares outstanding	767,657,531	478,883,561	711,302,222	415,163,655

 See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balances as of December 31, 2013	750,000	$1	574,171,945	$574	$18,938	$(27,032)	$(7,519)
Common stock issued for services	—	—	2,500,000	2	182	—	184
Common stock issued for license	—	—	3,641,002	4	224	—	228
Common stock sold	—	—	4,000,000	4	396	—	400
Deferred funding costs charged to equity upon sale of common stock	—	—	—	—	(400)	—	(400)
Common stock issued for funding fees	—	—	6,000,000	6	510	—	516
Common stock issued upon conversion of 8% senior convertible debentures	—	—	77,405,866	78	3,013	—	3,091
Common stock issued in settlement of convertible promissory notes	—	—	1,095,759	1	10	—	11
Common stock issued for Series D convertible preferred stock dividend	—	—	866,218	1	25	—	26
Loss on issuance of common stock	—	—	—	—	67	—	67
Common stock issued upon exercise of common stock warrants	—	—	60,000,000	60	3,540	—	3,600
Deferred funding costs charged to equity upon exercise of warrants	—	—	—	—	(190)	—	(190)
Loss on issuance of warrants	—	—	—	—	3,867	—	3,867
8% senior convertible debentures converted and associated reclassification of derivative liability			—	—	3,044	—	3,044
Series D convertible preferred stock 8% dividend accrued at period end			—	—	—	(26)	(26)
Stock-based compensation expense	—	—	—	—	202	—	202
Net loss	—	—	—	—	—	(5,542)	(5,542)
Balances as of March 31, 2014	750,000	$1	729,680,790	$730	$33,428	$(32,600)	$1,559
Common stock issued for services	—	—	4,229,818	4	406	—	410
Common stock issued for license	—	—	1,858,998	2	124	—	126
Common stock sold - LPC	—	—	1,500,000	2	144	—	146
Deferred funding costs charged to equity upon sale of common stock - LPC	—	—	—	—	(118)	—	(118)
Common stock issued as consideration for commitment fee - LPC	—	—	25,463	—	2	—	2
Common stock issued upon conversion of 8% senior convertible debentures	—	—	4,567,534	4	178	—	182
Common stock issued in conversion of convertible promissory notes	—	—	1,062,667	1	20	—	21
Common stock issued for Series D convertible preferred stock dividend	—	—	866,218	1	25	—	26
Common stock issued upon exercise of common stock warrants	—	—	2,777,775	3	164	—	167
8% senior convertible debentures converted and associated reclassification of derivative liability			—	—	230	—	230
Reclassification of series D convertible preferred stock into stockholders' equity (deficit)	1,299	839	—	—	—	—	839
Series D convertible preferred stock 8% dividend accrued at period end			—	—	—	(26)	(26)

Stock-based compensation expense	—	—	—	—	274	—	274
Net loss	—	—	—	—	—	(4,025)	(4,025)
Balances as of June 30, 2014	751,299	$840	746,569,263	$747	$34,877	$(36,651)	$(187)

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), continued

(Unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balances as of June 30, 2014	751,299	$840	746,569,263	$747	$34,877	$(36,651)	$(187)
Common stock issued for services	—	—	737,277	1	53	—	54
Common stock in settlement of convertible promissory notes	—	—	4,880,487	5	102	—	107
Common stock sold - LPC	—	—	9,000,000	9	1,321	—	1,330
Common stock issued as consideration for commitment fee - LPC	—	—	232,785	—	35	—	35
Common stock issued upon conversion of 8% senior convertible debentures	—	—	4,500,009	4	176	—	180
Common stock issued for Series D convertible preferred stock dividend	—	—	866,218	1	25	—	26
Loss on issuance of common stock	—	—	—	—	193	—	193
Common stock issued upon exercise of common stock warrants	—	—	20,138,810	20	1,188	—	1,208
8% senior convertible debentures and convertible notes converted and associated reclassification of derivative liability			—	—	407	—	407
Series D convertible preferred stock 8% dividend accrued at period end			—	—	—	(26)	(26)
Stock-based compensation expense	—	—	—	—	439	—	439
Net loss	—	—	—	—	—	(4,399)	(4,399)
Balances as of September 30, 2014	751,299	840	786,924,849	$787	$38,816	$(41,075)	$(632)

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014		2013 (Restated)
Cash flows from operating activities
Net loss	$(13,965)		$(8,875)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	17		-
Amortization of debt discount	582		937
Amortization of deferred financing fees	145		194
Amortization of intangibles	86		-
Stock issued for services	648		65
Write-off of clinical trial material	500		-
Reserve for investment	25		-
Loss on stock issuance	260		-
Loss on warrant issuance	3,867		-
Non-cash interest expense related to demand promissory note, warrants and derivatives	37		-
Change in fair value of warrants and derivative liability	(356)		3,348
Stock-based compensation expense	914		682
Changes in assets and liabilities:
Restricted cash	(129)		-

Clinical trial material	(500)		-
Deferred funding fees	116		-
Prepaid expenses and other current assets	(180)		(162)
Accounts payable	947		739
Related party liabilities and accrued interest	3		25
Accrued expenses and accrued interest	57		420
Net cash used in operating activities	(6,926)		(2,627)

Cash flows from investing activities
Acquisition of property and equipment	(144)		-
Investment	(25)		-
Acquisition of other assets	(600)		(34)
Net cash used by investing activities	(769)		(34)

Cash flows from financing activities
Proceeds from demand and convertible notes	500		3,823
Repayment of convertible promissory notes and accrued interest	(9)		(301)
Repayment of convertible promissory notes	-	-	(3)

Proceeds from issuance of common stock	1,876		-
Proceeds from exercise of warrants	4,975		-
Net cash provided by financing activities	7,342		3,519

Net (decrease) increase in cash and cash equivalents	(353)		858
Cash and cash equivalents
Beginning of period	1,033		157
End of period	$680		$1,105

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013 (Restated)

Supplemental schedule of non-cash activities:

Convertible debentures converted and associated reclassification of derivative liabilities	$8,957	$-
Debt discount associated with convertible promissory notes	(1,823)	-
Convertible promissory notes issued for payables and accrued liabilities	(2)	161
Convertible notes payable issued for accounts payables	-	201
Stock issued for deferred funding fees	523	-
Stock subscription	146	-
Intangible asset	(50)	-
Deferred funding fees charged to equity upon sale of common stock	(518)	-
Stock issued to acquire intangible assets	104	79
Reclass of Series D Preferred from mezzanine to equity	839	-
Stock issued to satisfy accounts payable and accrued expenses	22	1,295
Stock issued for convertible promissory notes	11	1,198
Stock issued for notes payable	-	1,350
Stock issued for warrant obligations	-	78
Debt discount for derivative conversion feature	-	2,178
Series D convertible preferred stock 8% dividend accrued at period end	-	(12)

Supplemental cash flow information

Interest payments	$1	$-

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 (in thousands, except share and per share data)

1.	GENERAL

Amarantus Bioscience Holdings, Inc. (the “Company”), is a biotechnology company focused on the development of diagnostics and therapeutics for Alzheimer's disease, Parkinson's disease and ophthalmological disorders. Through September 30, 2014, the Company has been primarily engaged in biotechnology and diagnostics research and development and raising capital to fund its operations.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2014, condensed consolidated statements of audited interim financials include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The results for the statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed balance sheet at December 31, 2013 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on April 22, 2014. .

As the Company has not yet commenced any revenue-generating operations, does not have cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company is considered a development stage company, as defined by FASB. The Company’s activities are subject to significant risks and uncertainties, as described in the liquidity and going concern footnote, including failing to secure additional funding to operationalize the Company’s current projects and technology before another company develops similar therapeutic platform technologies.

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

Accounting Standard Update No. ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

As of September 30, 2014, the Company had cash and cash equivalents of approximately $680. Historically, the Company has net losses and negative cash flows from operations. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.	RESTATEMENT OF PRIOR QUARTERS

In the fourth quarter of 2013, we discovered that some of the amounts we had previously reported in prior quarters had not been recorded correctly. The adjustments to correct for accounting differences were made in the fourth quarter of 2013 and are primarily related to our accounting for convertible note obligations.

The following table sets forth the effects of the restatement on affected items within our previously reported Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	As Reported	As Restated	As Reported	As Restated
Operating loss	$(679)	$(679)	$(3,868)	$(3,868)
Non-operating income (loss)	(1,347)	(2,361)	(1,916)	(5,007)
Net loss	(2,026)	(3,040)	(5,784)	(8,875)
Net loss per common share, basic and diluted	(0.00)	(0.01)	(0.01)	(0.02)

4.	BALANCE SHEET DETAILS

Accrued expenses:

	As of
	September 30, 2014	December 31, 2013

Accrued compensation and related benefits	$276	$266
Series D convertible preferred dividend payable	26	26
Total	$302	$292

Related party liabilities:

	As of
	September 30, 2014	December 31, 2013

Promissory note – 2% interest	$222	$222
Accrued interest	29	26
Total	$251	$248

The above promissory note is due March 5, 2015. At the option of the Company, the note and the accrued interest owed can be converted into common stock of the Company based on the closing price of the Company’s common stock on the day of the conversion. The conversion price of the note and accrued interest on the promissory note as of September 30, 2014 was $0.0915 and would convert to approximately 2,743,000 shares.

5.	Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy, are as follows:

Fair Value Measurements at September 30, 2014

	Level 1	Level 2	Level 3	Total

Derivative Liability	$—	$—	$—	$—

Fair Value Measurements at December 31, 2013

	Level 1	Level 2	Level 3	Total

Derivative Liability	$—	$—	$5,859	$5,859

For certain convertible note obligations, the Company is required to measure and record a related derivative liability, representing the estimated fair value of any embedded conversion options. The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities from December 31, 2013 to September 30, 2014:

Derivative Liability
December 31, 2013	$5,859
Conversion of 8% senior convertible debentures to common stock(1)	(4,784)
Change in fair value	(666)
March 31, 2014	409
Conversion of 8% senior convertible debentures to common stock(2)	(277)
Change in fair value	193
June 30, 2014	325
Conversion of 8% senior convertible debentures to common stock(3)	(442)
Change in fair value	117
September 30, 2014	$0

(1)	The $4,784 was offset against the debt discount of $1,693 for a net amount of $3,091 included in the statement of equity as result of the conversions of the convertible debt.

(2)	The $277 was offset against the debt discount of $47 for a net amount of $230 included in the statement of equity as result of the conversions of the convertible debt.

(3)	The $442 was offset against the debt discount of $36 for a net amount of $406 included in the statement of equity as result of the conversions of the convertible debt.

The weighted average Black-Scholes inputs associated with the conversion of 8% senior convertible debentures is as follows:

	For the Three Months Ended,
	March 31, 2014	June 30, 2014	September 30, 2014	Total
Number of shares issued (000 omitted)	77,406	4,567	5,042	87,015
Debenture principal	$2,995	$174	$202	$3,371
Fair value of debenture at conversion	$4,784	$277	$442	$5,503
Exercise Price	$0.04	$0.04	$0.04
Volatility	134%	90%	95%
Risk-free Rate	0.07%	0.04%	0.02%
Contractual Life	0.6	0. 25	0. 12
Dividend Yield	0%	0%	0%

The weighted average Black-Scholes inputs associated with the valuation of 8% senior convertible debentures is as follows:

	As of
	March 31, 2014	June 30, 2014	September 30, 2014 (1)
Exercise Price	$0.04	$0.04	$	N/A
Volatility	133%	86%		N/A	%
Risk-free Rate	0.07%	0.04%		N/A	%
Contractual Life	0.4	0. 3		N/A
Dividend Yield	0%	0%		N/A	%

(1)	All convertible debentures were converted as of September 30, 2014

6.	Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to the Company’s common stockholders for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013 (Restated)	2014	2013 (Restated)
Numerator
Net loss	$(4,399)	$(3,040)	$(13,965)	$(8,875)
Preferred stock dividend	26	12	78	12
Net loss attributable to common stockholders	$(4,425)	$(3,052)	$(14,043)	$(8,887)
Denominator
Weighted average shares outstanding during the period:
Common stock - basic	767,657,531	478,883,561	711,302,222	415,163,655
Common shares equivalents	—	—	—	—
Common stock - diluted	767,657,531	478,883,561	711,302,222	415,163,655

Net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Potentially dilutive securities excluded from the computation of basic and dilutive net loss per share are as follows:

	As of September 30,
	2014	2013
Outstanding time-based common stock options(1)	23,344,000	8,352,000
Outstanding performance-based and market-based common stock options(1)	4,000,000	—
Outstanding time-based preferred stock options(1)	2,488,000	2,488,000
Warrants(1)	46,637,000	84,553,000
Related party liability (1)	2,743,000	3,918,000
Convertible promissory note (1)	4,725,000	31,545,000
Convertible preferred stock – Series C(1)	750,000	750,000
Convertible preferred stock – Series D(1))	43,111,000	43,111,000

(1)	The impact of time-based, performance-based and market-based stock options, time-based restricted stock units, warrants, the convertible notes, the 8% senior convertible debentures, and the convertible preferred stock on earnings per share is anti-dilutive in a period of loss from continuing operations.

7.	intangible assets

The following table summarizes our intangible assets:

	As of
	September 30, 2014	December 31, 2013
Intangible assets:
Intellectual properties	$1,685	$681
Accumulated amortization	(156)	(70)
Total intangible assets net	$1,529	$611

These intellectual properties costs will be amortized over the expected remaining useful lives. As of September 30, 2014, amortization expense for the next five years is expected to be as follows:

2014 (three months)	$33
2015	128
2016	128
2017	128
2018	128
thereafter	984
Total	$1,529

8.	8% Senior convertible debentures

The following table summarizes the Company’s outstanding 8% convertible promissory note obligations:

		Stated
	Maturity	Interest		Principal Balance Outstanding
Issue Date	Date	Rate	Conversion Terms	September 30, 2014	December 31, 2013
10/2/2013	10/2/2014	8.0%	Variable conversion price currently at $0.04	$-	$1,789
9/6/2013	9/6/2014	8.0%	Variable conversion price, currently at $0.04	-	1,544
	Sub total			-	3,333
	Discount			-	(2,401)
	Current portion of 8% convertible promissory notes, net			$-	$932

During the nine months ended September 30, 2014 approximately $3,458 consisting of approximately $3,333 of debentures and approximately $125 of accrued interest of the 8% senior convertible debentures were converted into 86,473,409 shares of common stock of the Company.  Additionally, $1,823 of the 8% senior convertible debentures related debt discount was reclassified from liability to additional paid in capital.

9.	Convertible Promissory Notes

The following table summarizes the Company’s outstanding convertible promissory note obligations:

		Stated		Principal Balance Outstanding
Issue Date	Maturity Date	Interest Rate	Conversion Terms	September 30, 2014	December 31, 2013
6/5/2013	12/2/2013	6.0%	Fixed at $0.02	-	20
11/4/2012	5/3/2013	6.0%	Fixed at $0.01	-	10
8/23/2012	2/19/2013	6.0%	Fixed at $0.015	-	50
11/2012	On Demand	None	Refundable excess payment	-	1
6/6/2011	6/6/2013	5.0%	Variable at $0.04	-	10
4/11/2011	4/11/2013	5.0%	Variable at $0.04	-	25
5/1/2011	5/1/2013	5.0%	Fixed at $0.10	-	4
4/1/2011	4/1/2013	5.0%	Fixed at $0.10	-	4

	Total convertible promissory notes			$-	$124

Convertible notes converted to common stock or paid

During the nine months ended September 30, 2014 an aggregate of approximately $115 in notes and $14 in accrued interest were converted into approximately 6,938,000 shares of common stock.

During the nine months ended September 30, 2014 an aggregate of approximately $9 in notes and $1 in accrued interest were paid in full to the note holders

10.	DEMAND PROMISSORY NOTE

On February 14, 2014, the Company executed a Demand Promissory Note payable to Dominion Capital, LLC in the amount of $500 at an annual interest rate of 12% compounded monthly until the note is repaid. On March 12, 2014, the Company elected to extend the maturity of the Note from March 14, 2014 to August 14, 2014. On August 14, 2014 the note holder agreed to extend the due date thirty days for a consideration of $10 in cash to September 15, 2014. On September 12 2014 the note holder agreed to extend the due date thirty days for a consideration of $10 in common stock of the Company to October 15, 2014. On October 12 2014 the note holder agreed to extend the due date thirty days for a consideration of $10 in common stock of the Company to November 15, 2014.

11.	commitments and contingencies

Commitments:

Lease Arrangements —

The Company leases its main office facility and laboratory space in two separate locations in San Francisco.  During the three months ended September 30, 2014 the Company entered into a lease agreement and occupied office space at 655 Montgomery Street. The lease has a term which runs from August 2014 through November 2016 and provides for an initial monthly rental payment of $11,996.   Future minimum payments under this lease are:

2014 (three months)	$62
2015	146
2016	139
Total	$347

The lease for the other research and development facility at 953 Indiana Street San Francisco, CA is a month-to-month lease at $6 per month commencing November 1, 2014.

Rent expense for the three months ended September 30, 2014 and 2013 was $57 and $2 respectively, and for the nine months ended September 30, 2014 and 2013 was $120 and $14 respectively.

Research Agreements —

The Company and PGI Drug Discovery, LLC (“PGI”) entered into a services agreement on January 10,2014 pursuant to which PGI will provide certain services to the Company related to PGI’s proprietary analytical systems (refer to Note 7. INTANGIBLE ASSETS). The Company agreed to a payment commitment of $450 at a minimum annual rate of $150, for each of three years, to be paid each calendar quarter in equal installments. The Services Agreement is for a term of the later of 3 years or the completion of any study plan accepted by the parties under the services agreement.

Pursuant to the December 12, 2013 license agreement between the Company and the University of Massachusetts, the Company is required to pay an annual license maintenance fee of $15 as long as the agreement remains in effect and the related patents remain valid. The Company is also obligated to reimburse the University for all patent costs incurred that are related to the licensed patents for the duration of the license agreement term.

The Company and The Washington University (“WashU”) entered into a sponsored research agreement whereby the Company is required to pay a total amount of $120 for an employee of WashU to perform certain research utilizing a proprietary compound of the Company’s subject to certain terms and restrictions as further described in the Agreement.

On August 5, 2014, the Company entered into a sponsored research agreement (the “Research Agreement”) with the Buck Institute for Research on Aging pursuant to which Dr. Heinrich Jasper shall perform certain research utilizing Mesencephalic-Astrocyte-derived Neurotrophic Factor (“MANF”), subject to certain terms and restrictions as further described in the Research Agreement.

Pursuant to the Agreement, the Company shall provide financial support for the research plan, including four quarterly payments of $75, based upon the budget agreed to among the parties as set forth in the Agreement.

On October 1 2014, the Company entered into a sponsored research agreement (the “Agreement”) with the University of Miami on the use of MANF in retinal disorders. The agreement calls for three equal payments of $52 on October 30, 2014, April 1, 2015 and upon receipt of the final written report.

Service Agreements —

On August 26, 2014 the “Company entered into a master services agreement (the “MSA”) with ICON Clinical Research Limited (“ICON”) pursuant to which the Company retained ICON to provide the Company with certain central laboratory services in connection with certain research studies. The services ordered will be set forth in work orders which will consist of a statement of work, a budget and a payment schedule. The agreement is for a term of four years unless terminated in accordance with its terms. The agreement calls for a Study Set-Up Fee of $85, and miscellaneous costs of $23, for a total commitment of $108

Technical Acquisition —

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

Contingencies:

PGI

On January 10, 2014, the Company entered into a license agreement (“PGI License Agreement”) with PGI Drug Discovery, LLC (“PGI”). Pursuant to the terms of the agreement, the Company agreed to pay PGI up to an aggregate of $4,000 in development milestones through NDA submission. Milestone based payments payable by the Company under the PGI License Agreement are as follows: (i) $1,000 upon successful completion of the first Phase 2b clinical study, and (ii) $3,000 upon submission of a New Drug Application with the United States Food and Drug Administration or a comparable submission outside of the United States.

LPC

Pursuant to the LPC Purchase Agreement (discussed in Note 13 – Common Stock Private Placements), the Company may be required to issue up to 3,500,000 shares of common stock to LPC on a pro rata basis if and when the Company utilizes funding available under the agreement.

MDX

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

UofM

Pursuant to the December 12, 2013 license agreement between the Company and the University of Massachusetts (“UofM’), the Company is obligated to pay UofM certain amounts in the event certain events occur or milestones are achieved. Milestones to be paid under the agreement are as follows: (i) $50 upon first human dosing, (ii) $75 upon initiation of first Phase 2 clinical trial, (iii) $100 upon initiation of first Phase 3 clinical trial, and (iv) $500 upon first product approval in the United States. Following commercial launch, the Company is required to pay a royalty to the university equal to 2% of net sales, as defined under the agreement, subject to certain royalty minimums ranging from $125 to $500 per year. The Company is also obligated to pay to the university 10% of any sub-license income generated under the agreement.

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

In the three months ended September 30, 2014, warrant holders exercised 20,138,810 warrants to purchase 20,138,810 shares of the Company’s common stock at the exercise price of $.06 per share for a total amount of approximately $1,208.

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

Annualized volatility (1)	305%
Contractual term	5.0
Risk-free investment rate	1.65%
Dividend yield	0.0%

(1) - The Company has three years of trading history that was utilized in computing the annualized volatility as of the date of issuance.

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2014.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding warrants as of December 31, 2013	84,553,306	0.06	2.2
Exercised	(82,916,584)	0.06	2.2
Issued	45,000,000	0.12	4.7
Outstanding warrants as of September 30, 2014	46,636,722	0.10	4.3

13.	COMMON STOCK PRIVATE PLACEMENTS

On March 7, 2014, the Company entered into an equity financing agreement (“LPC Purchase Agreement”) with Lincoln Park Capital Fund LLC (“LPC”) whereby LPC is obligated to purchase up to $20,000 of the Company’s common stock from time to time over a 30 month period, as directed by the Company and subject to certain requirements, restrictions and limitations. Under the LPC Purchase Agreement, the per share purchase price will be the lesser of (1) the lowest sale price of common stock on the purchase date and (2) the average of the three lowest closing purchase prices during the 10 consecutive business days prior to the purchase date. However, LPC is not obligated to purchase shares from the Company on any date that the closing price of the common stock is below $0.04, subject to adjustment upon the occurrence of certain stock related events. The Company may also request that LPC purchase shares under an accelerated purchase notice whereby the per share purchase price will be the lower of (i) 94% of a volume weighted average price calculation as determined under the LPC Purchase Agreement or (ii) the closing price of the common stock on the accelerated purchase date.

In consideration for entering into the LPC Purchase Agreement, the Company agreed to issue 9,500,000 shares of common stock to LPC, 6,000,000 of which were issued upon entering into the agreement and 3,500,000 of which are contingently issuable on a pro rata basis as the Company utilizes the financing arrangement. The agreement will automatically terminate upon the earliest of 30 months or upon full utilization of the purchase commitment.

Pursuant to the LPC Purchase Agreement, in the three months ended March 31, 2014 the Company sold an initial 4,000,000 shares to LPC for an aggregate gross purchase price of $400. The fair value of the 6,000,000 shares provided to LPC was approximately $516 and was treated as a deferred funding fee. $400 was considered a placement fee against the $400 raised pursuant to execution of the LPC Purchase Agreement. The remaining $116 of deferred funding fees will be offset against future capital raises.

Also pursuant to the agreement, during the three months ended September 30, 2014, the Company sold an additional 9,000,000 shares for approximately $1,330 and issued an additional 232,785 commitment fee shares valued at $35 to LPC. The $35 commitment fee was charged to additional paid in capital in the three months ended September 30, 2014.

14.	STOCK OPTION PLANS

2008 Stock Plan

Under the Company’s 2008 Stock Plan (the “Plan”), the Company may grant up to 46,119,832, of incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, and members of the Board of Directors, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options granted typically have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant date to four years.

The following table is a summary of activity under the Plan:

			Outstanding Options Common
	Common Stock options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2013	6,941,288	0.05	9.0
Options granted (weighted-average fair value of $0.08)
Employee	12,700,000	0.09	9.5
Non-Employee	3,301,323	0.08	9.5
Options cancelled	(1,000,000)	0.08	—
Options Exercised	—	—	—
Balance –September 30, 2014	21,942,611	0.08	9.1

Options vested as of September 30, 2014	13,496,489

The 12,700,000 shares granted to employees include 8,000,000 shares granted to Robert Farrell, the Company’s Chief Financial Officer, 4,000,000 of which are time-based and vest 25 percent upon grant and 1/36 per month thereafter during continued service; 2,000,000 of which are performance-based and vest upon continued service and achievement of a specific goal; and 2,000,000 of which are market-based and vest upon continued service and the Company’s achievement of certain stock price targets. All of the 8,000,000 shares are at an exercise price of $0.0775 and were granted on March 31, 2014.

During the nine months ended September 30, 2014, the company granted 2,301,323 net options (granted 3,301,323 less cancelled 1,000,000) to non-employees, resulting in an approximate expense of $93.

2014 Stock Plan

On August 6, 2014, the Company adopted the 2014 Stock Plan (the “2014 Plan”), which was approved by the Company’s stockholder at the Company’s Annual Meeting on September 22, 2014. Under the 2014 Plan, the Company may grant up to 153,380,168 common shares in the form of incentive stock options, nonqualified stock options or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options granted typically have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant date to four years.

			Outstanding Options Common
	Common Stock options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2013	-	-	-
Options granted (weighted-average fair value of $0.09)
Employee	5,400,000	0.09	10.0
Non-Employee	—	—	—
Options cancelled	—	—	—
Options Exercised	—	—	—
Balance –September 30, 2014	5,400,000	0.09	10.0

Options vested as of September 30, 2014	84,791

2012 Preferred Stock Plan

In July 2012, our Board of Directors adopted the Management, Employee, Advisor and Director Preferred Stock Option Plan – 2012 Series B Convertible Preferred Stock Plan (“Preferred Stock Plan”). The purposes of the Preferred Stock Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to management, employees, advisors and directors and to promote the success of our business. Options granted under the Preferred Stock Plan currently vest over two or three years and cannot be converted into common shares or sold for two years from the date of the designation of the Series B Preferred shares. Each share of Series B Preferred stock converts into fifty shares of common stock. The following table is a summary of activity under the Preferred Stock Plan:

			Outstanding Preferred Options
	Preferred Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance – December 31, 2013	2,287,500	0.47	8.5
Options granted (weighted-average fair value of $1.61)
Employee	200,000	2.21	9.3
Non-Employee	—	—	—
Options cancelled	—	—	—
Balance – September 30, 2014	2,487,500	0.61	8.1

Preferred options vested as of September 30, 2014	1,818,099

Stock-based compensation expense for all plans is classified in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$124	$64	$311	$366
General and administrative	315	20	603	316
Total	$439	$84	$914	$682

At September 30, 2014, there was a total of approximately $1,620 of unrecognized compensation cost,  net of estimated forfeitures of zero, as the Company has not experienced any forfeitures to date, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The fair value of the Company’s stock-based awards during the nine months ended September 30, 2014 and 2013 were estimated using the Black-Scholes option-pricing model with the following approximate assumptions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Weighted-average volatility	289%	*	%	300%	108%
Weighted-average expected term	5.6	*		5.44	5
Expected dividends	0%	*	%	0%	0%
Risk-free investment rate	1.89%	*	%	1.90%	0.5%

* There were no options granted in the three months ended September 30, 2013

15.	SERIES D PREFERRED STOCK

On June 30, 2014, with the approval of the holder of the Company’s Series D Preferred Stock, the Company filed an amendment to the Certificate of Designation of the Series D Preferred Stock to amend the terms of its Series D preferred stock to remove the feature by which stockholder could require redemption of the stock at cost. Accordingly, since the Series D Preferred Stock now contains mainly equity-like features, the Company changed the classification of the stock on its balance sheet from temporary equity to permanent equity within stockholders’ equity (deficit) as of June 30, 2014.

16.	SUBSEQUENT EVENTS

Common Stock Private Placement

In the period between October 1 2014 and November 3, 2014 2014, the Company exercised its rights under the LPC Purchase Agreement to sell 11,514,120 shares to LPC for a total of $885. As required by the agreement, the Company issued 154,855 commitment fee shares valued at $12 to LPC, which will be charged to additional paid in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements.” These forward-looking statements generally are identified by the words believes,” project,” expects,” anticipates,” estimates,” intends,” strategy,” plan,” may,” will,” would,” will be,” will continue,” will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements

Overview

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

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements.” These forward-looking statements generally are identified by the words believes,” project,” expects,” anticipates,” estimates,” intends,” strategy,” plan,” may,” will,” would,” will be,” will continue,” will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, The Company’s philosophy is to acquire in-license, discover and develop drug candidates and diagnostics with the potential to address critically important biological pathways involved in human disease.

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

The Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

During the three months ended September 30, 2014 and 2013, we generated no revenue.

Research and development costs for the three months ended September 30, 2014 increased $1,610 to $1,899 from $289 for the three months ended September 30, 2013 and reflects an extensive amount of pre-clinical and clinical work as the Company advances the development of its.

General and administrative expenses for the three months ended September 30, 2014 increased $1,680 to $2,070 from $390 for the three months ended September 30, 2013 primarily due an increase in employee compensation related expenses, increases in legal patent and audit related expenses, and increased business development expenses.

Other income (expense) for the three months ended September 30, 2014 decreased $1,931 to a loss of $430 from a loss of $2,361 for the three months ended September 30, 2013. Interest expense decreased $471 to $46 from $517 for the three months ended September 30, 2013 primarily due to debt conversion to equity, and change in fair value of warrants and derivatives liabilities decreased $1,727 to $117 from $1,844.

Net loss for the three months ended September 30, 2014 was $4,399 as compared to a net loss of $3,040 for the three months ended September 30, 2013. Stock based compensation from grants under the 2008 Stock Plan, the 2014 Stock Plan and the 2012 Series B Convertible Preferred Stock Option Plan accounted for $439 of the $4,399 net loss for the three months ended September 30, 2014 and $84 of the $3,040 net loss for the three months ended September 30, 2013.

The Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

During the nine months ended September 30, 2014 and 2013, we generated no revenue.

Research and development costs for the nine months ended September 30, 2014 increased by $ 2,629 to $4,056 from $1,427 for the nine months ended September 30, 2013 primarily due extensive amount of pre-clinical and clinical work as the company advances the development of its products and the expensing of the clinical materials.

General and administrative expenses for the nine months ended September 30, 2014 increased by $2,848 to $5,289 from $2,441 for the nine months ended September 30, 2013 primarily due to an increase in employee compensation related expenses, increases in legal patent and audit related expenses, and increased business development expenses.

Other income (expense) for the nine months ended September 30, 2014 decreased by $387 to an expense of $4,620 from an expense of $5,007 for the nine months ended September 30, 2013. Interest expense decreased $902 to $756 from $1,658 for the nine months ended September 30, 2013 primarily due to lower financing costs on new debt and debt conversion to equity, loss on issuance of warrants increased to $3,868 from $0, and change in fair value of warrants and derivatives liabilities expense decreased $3,705 to $356 gain from $3,349 loss.

Net loss for the nine months ended September 30, 2014 was $13,965 as compared to a net loss of $8,875for the nine months ended September 30, 2013. Stock based compensation from grants under the 2008 Stock Plan, the 2014 Stock Plan and the 2012 Series B Convertible Preferred Stock Option Plan accounted for $914 of the $13,965 net loss for the nine months ended September 30, 2014 and $682 of the 8,875 net loss for the nine months ended September 30, 2013.

Inflation adjustments have had no material impact on the Company.

Liquidity and Capital Resources

As of September 30, 2014, the Company had total current assets of $1,101 consisting of $680 in cash and cash equivalents, $129 in restricted cash, and $292 in prepaid expenses and other current assets. As of September 30, 2014, the Company had current liabilities in the amount of $3,389, consisting of:

Accounts payable	$2,276
Related party liabilities and accrued interest	$251
Accrued expenses	$302
Accrued interest	$60
Demand promissory note	$500

As of September 30, 2014, the Company had a working capital deficit in the amount of $2,288 compared to a deficit of $7,291 at December 31, 2013.

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,
	2014	2013 (restated)
Net cash (used in) operating activities	$(6,926)	$(2,627)
Net cash (used in) investing activities	(769)	(34)
Net cash provided by financing activities	7,342	3,519

Net increase (decrease) in cash and cash equivalents	$(353)	$858

Since inception, the Company has financed cash flow requirements through the issuance of common stock and the exercise warrants and loans. As of November7, 2014, the Company had $545 in cash and cash equivalents, which would provide sufficient liquidity for approximately two months. The Company still has an additional $17,600 of equity capital available under the financing facility with Lincoln Park Capital Fund LLC.

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

Off Balance Sheet Arrangements

Not applicable

Going Concern

We are a company engaged in biotechnology research and development. We have suffered recurring losses from operations since inception; we do not have a positive working capital and have generated negative cash flow from operations. There is substantial doubt about our ability to continue as a going concern.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Principal Executive Officer, and Robert Farrell, our Principal Financial and Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The lack of effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered, was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. Management will be addressing the internal controls issues in the coming months.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial conditions and result of operations.

Item 2.     Unregistered Sales of Equity Securities

On August 9, 2014, the Company issued 347,331 shares of the Company’s restricted common stock as payment for services rendered. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) promulgated.

On August 15, 2014, the Company issued 389,946 shares of the Company’s restricted common stock as payment services rendered... These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated.

On September 11, 2014, the Company issued 101,112 shares of the Company’s restricted common stock as payment for the extension of the Company’s note payable. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2).

On September 16, 2014, the Company issued 3,752,222 shares of the Company’s restricted common stock, as payment as payment for the conversion of convertible debt and related accrued interest. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) .

On September 30, 2014, the Company issued 292,083 shares of the Company’s restricted common, as payment as payment for the conversion of convertible debt and related accrued interest. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated .

On September 30, 2014, the Company 735,070 shares of the Company’s restricted common, as payment as payment for the conversion of convertible debt and related accrued interest. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated .

On October 1, 2014, the Company issued 866,218 shares of the Company’s restricted common as a dividend payment on the Series D convertible preferred stock. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4a(2) promulgated.

Item 3.     Defaults upon Senior Securities

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State on October 9, 2014 (Incorporated by reference to the Company’s current report on Form 8-K filed on October 9, 2014).

10.1	Employment Letter, entered into by and between Gerald E. Commissiong and Amarantus Bioscience Holdings, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed on October 9, 2014).

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amarantus Bioscience Holdings, Inc.

Date:	November 7, 2014

	By:	/s/ Gerald E. Commissiong
Gerald E. Commissiong
Title: Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Robert E. Farrell
Robert E. Farrell
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

