Form 10-Q
period 2015-03-31
Amarantus Bioscience Holdings, Inc.
filed 2015-05-19
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2015

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

Yes ☐    No ☒

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

As of May 15, 2015, there were 1,055,960,268 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$109	$214
Deferred funding fees, net	99	—
Prepaid expenses and other current assets	403	198
Total current assets	611	412
Restricted cash	204	204
Property and equipment, net	165	145
Intangible assets, net	10,277	1,497

Total assets	$11,257	$2,258

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$4,470	$3,502
Accounts payable - Regenicin	—	2,550
Related party liabilities and accrued interest	254	252
Accrued interest	54	25
Note Payable	2,850	—
Total current liabilities	7,628	6,329
Total liabilities	7,628	6,329

Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized:
Series A, $0.001 par value, 250,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Series B, $0.001 par value, 3,000,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Series C, $0.001 par value, 750,000 shares designated, 750,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	1	1
Series D, $1,000 stated value; 1,300 shares designated; 750 and 1,299 issued and outstanding as of March 31, 2015 and December 31,2014, respectively; aggregate liquidation preference of $750	675	1,169
Series E, $1,000 stated value; 7,779 shares designated, 7,277 and 4,500 issued and outstanding as of March 31, 2015 and December 31, 2014 respectively; aggregate liquidation preference of $7,277	6,550	4,050
Common stock, $0.001 par value, 2,000,000,000 authorized as of March 31, 2015 and December 31, 2014; 1,012,107,678 and 842,190,750 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,010	842
Additional paid-in capital	57,984	45,050
Accumulated deficit	(62,591)	(55,183)
Total stockholders' equity (deficit)	3,629	(4,071)
Total liabilities and stockholders' equity (deficit)	$11,257	$2,258

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014

Net sales	$—	$—

Operating expense:
Research and development	2,477	517
General and administrative	4,061	1,119
	6,538	1,636

Loss from operations	(6,538)	(1,636)

Other income (expense):
Interest expense	(42)	(638)
Loss on issuance of common stock	—	(67)
Loss on issuance of warrants	—	(3,867)
Change in fair value of warrants and derivative liabilities	—	666
Total other income (expense)	(42)	(3,906)

Net loss	(6,580)	(5,542)
Preferred stock dividends	828	26

Net loss applicable to common shareholders	$(7,408)	$(5,568)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	1,084,768,816	630,720,618

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of December 31, 2014	755,799	$5,220	842,190,750	$842	$45,050	$(55,183)	$(4,071)
Common stock issued for services	—	—	1,354,269	1	105	—	106
Common stock issued for acquisition of DioGenix	—	—	99,378,881	99	7,851	—	7,950
Common stock sold	—	—	38,445,801	38	2,781	—	2,819
Common stock issued for funding fees	—	—	493,436	1	(1)	—	—
Sale of Series E preferred stock	3,278	2,950	—	—	—	—	2,950
Common stock issued for Series D convertible preferred stock dividend	—	—	1,172,911	1	34	(9)	26
Common stock issued for Series E convertible preferred stock dividend	—	—	3,260,730	3	234	(172)	65
Series E accretion of beneficial conversion feature as deemed dividend	—	—	—	—	440	(440)	—
Series D stock conversion	(549)	(494)	18,310,900	18	476	—	—
Series E stock conversion	(500)	(450)	6,250,000	6	444	—	—
Common stock issued as fee for debt financing arrangement	—	—	1,250,000	1	101	—	102
Legal fees related to stock offering	—	—	—	—	(19)	—	(19)
Series D dividend accrued	—	—	—	—	—	(15)	(15)
Series E dividend accrued	—	—	—	—	—	(192)	(192)
Stock-based compensation expense	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	(6,580)	(6,580)
Balances as of March 31, 2015	758,028	$7,226	1,012,107,678	$1,010	$57,984	$(62,591)	$3,629

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(6,580)	$(5,542)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19	1
Amortization of debt discount	—	500
Amortization of deferred financing fees	—	96
Amortization of intangible assets	32	24
Stock issued for services	106	184
Non cash financing expense	14	—
Loss on stock issuance	—	67
Loss on warrant issuance	—	3,867
Non-cash interest expense related to warrants and derivative	—	32
Change in fair value of warrants and derivative liability	—	(666)
Stock-based compensation expense	488	202
Changes in assets and liabilities:
Related party liabilities and accrued interest	—	1
Clinical trial material	—	(500)
Prepaid expenses and other current assets	(62)	(25)
Accounts payable and accrued expenses	(1,851)	560
Accrued interest	29	(60)
Net cash used in operating activities	(7,805)	(1,259)

Cash flows from investing activities
Acquisition of DioGenix	(900)	—
Acquisition of other assets	—	(500)
Acquisition of property and equipment	(1)	(9)

Net cash used by investing activities	(901)	(509)

Cash flows from financing activities
Proceeds from borrowings	2,850	500
Financing Costs	(19)	—
Proceeds from issuance of common stock	2,820	400
Proceeds from exercise of warrants	—	3,600
Proceeds from issuance of convertible preferred stock	2 ,950	—
Net cash provided by financing activities	8,601	4,500

Net increase in cash and cash equivalents	(105)	2,732
Cash and cash equivalents
Beginning of period	214	1,033
End of period	$109	$3,765

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Supplemental schedule of non-cash activities:
Common stock issued as fee for debt financing arrangement	$102	$—
Common stock issued for Series D preferred dividend	$35	$—
Common stock issued for Series E preferred dividend	$237	$—
Common stock issued for Series D preferred conversion	$(9)	$—
Common stock issued for Series E preferred conversion	$(172)	$—
Series D preferred stock dividend accrued	$(15)	$—
Series E preferred stock dividend accrued	$(192)	$—
Convertible debentures converted and associated reclassification of derivative liabilities	$—	$7,778
Debt discount written off - associated with convertible promissory notes	$—	$(1,740)
Stock issued for deferred funding fees	$—	$516
Stock issued for convertible debt	$—	$11

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

1.	GENERAL

Amarantus Bioscience Holdings, Inc. (the “Company”), is a biopharmaceutical company focused on the development of diagnostics and therapeutics to treat human disease, to date primarily in for Alzheimer's disease, Parkinson's disease and ophthalmological disorders. Through March 31, 2015, the Company has been primarily engaged in acquiring and licensing intellectual property and proprietary technologies, research and development, and raising capital to fund its operations.

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

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10K filed in April 2015.

Significant Accounting Policies

Accounting for Business Combinations

Business combinations are accounted for under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The method records any excess purchase price over the fair value of acquired net assets as goodwill. The determination of the fair value of assets acquired, liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the closing date of the acquisition. When necessary, external advisors are consulted to help determine fair value. For non-observable market values, fair values are determined using acceptable valuation principles (e.g., multiple excess earnings, relief from royalty and cost methods, discounted cash flows).

Contingent consideration assumed in a business combination is remeasured at fair value each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in results from operations.

The results of operations are included from the acquisition date in the financial statements for all businesses acquired.

Goodwill and Other Identifiable Intangibles

Goodwill and indefinite-lived intangibles are reviewed annually for impairment. When testing goodwill and indefinite-lived intangibles for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that an impairment exists. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. In the event the qualitative assessment indicates that an impairment is more likely than not, we would be required to perform a quantitative impairment test, otherwise no further analysis is required.

Under the quantitative goodwill impairment test, the evaluation of impairment involves comparing the current fair value (using Level 3 inputs) of each reporting unit to its carrying value, including goodwill.

If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then individual assets (including identifiable intangible assets) and liabilities of the reporting unit are estimated at fair value. The excess of the estimated fair value of the reporting unit over the estimated fair value of its net assets would establish the implied value of goodwill. The excess of the recorded amount of goodwill over the implied value is then charged to earnings as an impairment loss.

In-process research & development ("IPR&D") represents the fair value assigned to research and development assets that were not fully developed at the date of acquisition. IPR&D acquired in a business combination is capitalized on the Company's consolidated balance sheet at its acquisition-date fair value. Until the project is completed, the assets are accounted for as indefinite-lived intangible assets and subject to impairment testing. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset.

When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its acquired IPR&D. If the Company determines, as a result of the qualitative assessment, that it is more likely than not that the fair value of acquired IPR&D is less than its carrying amount, it calculates the asset's fair value. If the carrying value of the Company's acquired IPR&D exceeds its fair value, then the intangible asset is written down to its fair value.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued a new pronouncement that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The pronouncement becomes effective for the Company in the first quarter of 2016. Early adoption is permitted. The Company believes adoption of the pronouncement will not have a significant impact on the financial statements or its results of operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of March 31, 2015, the Company had cash and cash equivalents of $109. On April 23, 2015, we entered into a Stock Purchase Agreement (“SPA”) with Discover Growth Fund, a Cayman Islands exempted mutual fund (“Discover”), pursuant to which the we sold and issued 1,087 shares of our newly designated Series G Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $5,000 and an 8% original issue discount. Historically, the Company has incurred net losses and negative cash flows from operations. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.	ACQUISITION

On January 8, 2015, the Company, through a wholly-owned subsidiary, entered into an agreement and plan of merger (the “Merger”) for the acquisition of all of the outstanding stock of DioGenix, Inc. The Company acquired DioGenix for its pipeline of diagnostic tests focused on immune-mediated neurological diseases, such as multiple sclerosis (MS). Its lead product, MSPrecise, can significantly expand a physician's ability to diagnose patients that exhibit unclear neurological dysfunction.

The transaction closed on January 9, 2015 with DioGenix, Inc. surviving the Merger and becoming a wholly-owned subsidiary of the Company. Consideration paid included 99,378,881 shares of Company stock valued at $0.08 per share and $900 in cash for a total consideration of $8,850. In addition, the agreement provides for a contingent payment amount up to $2,000 in cash and common stock of the Company should the acquired company achieve certain milestones related to results of clinical testing and future revenue from products in development. The fair value of the contingent consideration was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include the discount rate of 30.4% and probability-adjusted potential outcomes.

Following an acquisition, there is a period of not more than twelve months from the closing date of the acquisition to finalize the acquisition date fair values of assets acquired and liabilities assumed, including valuations of identifiable intangible assets and property and equipment. The determination of fair values of acquired intangible assets and property and equipment involves a variety of assumptions, including estimates associated with remaining useful lives.

The preliminary purchase price adjustments of the assets and liabilities acquired in the January 9, 2015 Merger is $8,867.

We incurred acquisition costs of $169 which were expensed.

The following unaudited supplemental pro forma information presents the financial results as if the Merger had occurred on January 1, 2014. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2014, nor is it indicative of any future results.

Three months ended March 31, 2014

Net Sales	$—
Operating Expenses	2,229
Loss from operations	$(2,229)
Total other (expenses)	(4,023)
Net loss	$(6,252)

Basic and diluted net loss per common share	$(0.01)

Basic and diluted weighted average common shares outstanding	630,720,618

Condensed Consolidated Statement of Operations shows a consolidated net loss of $6,580 for the first quarter of 2015 and included the results of DioGenix after the merger on January 9, 2015. The loss incurred during the first eight days of January 2015 is immaterial for comparison purposes.

4.	Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to Amarantus common stockholders for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Numerator
Net loss	$(6,580)	$(5,542)
Preferred stock dividend	828	26
Net loss applicable to common stockholders	$(7,408)	$(5,568)

Denominator
Common stock - basic	959,737,290	630,720,618
Common shares equivalents(1)	125,031,526	—
Weighted average shares outstanding during the period:	1,084,768,816	630,720,618

Net loss per share	$(0.01)	$(0.01)
(1) Preferred Stock Series D and E are participating securities; therefore we utilize the two class method of computing net loss per share.
Potentially dilutive securities:
Outstanding common stock options(2)	56,916,000	18,296,000
Outstanding preferred stock option(2)	2,488,000	2,488,000
Warrants(2)	45,861,000	69,553,000
Related party liability(2)	5,070,000	3,214,000
Convertible promissory note(s)(2)	—	5,655,000
8% Senior convertible debentures	—	8,776,000
Convertible preferred stock(2)	750,000	750,000

(2)	The impact of stock options, warrants, convertible debt instruments and convertible preferred stock that does not have participation rights is anti-dilutive in a period of loss from continuing operations.

5.	intangible assets

The following table summarizes our intangible assets:

	Period Ended
	March 31, 2015	December 31, 2014
Intangibles - Acquisition Diogenix (Preliminary IPRD)	$8,812	$—
Licenses	1,685	1,685
Accumulated amortization of licenses	(220)	(188)
Total licenses net	1,465	1,497
Total intangible assets	$10,277	$1,497

These license costs will be amortized over the expected remaining lives of the respective patents. As of March 31, 2015, amortization expense for the next five years is expected to be as follows:

2015 (remaining nine months)	$96
2016	128
2017	128
2018	128
2019	128
thereafter	857
Total	$1,465

6.	DEMAND PROMISSORY NOTE

On February 23, 2015, the Company entered into a Securities Purchase Agreement with Dominion Capital pursuant to which the Company issued a 12% Promissory Note (the “February Note”) in the principal amount of $2,500 due and payable on December 23, 2015 in cash or stock or a combination at the Company’s option. At any time upon ten (10) days written notice to Dominion Capital, the Company may prepay any portion of the principal amount of the February Note and any accrued and unpaid interest at an amount equal to 110% of the then outstanding principal amount of the February Note and guaranteed interest, 10% of which may be paid in cash or, at the Company’s option, in common stock or a combination thereof.

The February Note contains certain customary Events of Default (including, but not limited to, default in payment of principal or interest thereunder, breaches of covenants, agreements, representations or warranties thereunder, the occurrence of an event of default under certain material contracts of the Company, including the transaction documents relating to the Note transaction, changes in control of the Company and the entering or filing of certain monetary judgments against the Company). Upon the occurrence of any such Event of Default the outstanding principal amount of the February Note, plus accrued but unpaid interest, liquidated damages, and other amounts owing in respect thereof through the date of acceleration, shall become, at the Investor’s election, immediately due and payable in cash. Upon any Event of Default that results in acceleration of the February Note, the interest rate on the Note shall accrue at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted under state law at the time of the default.

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

As part of the financing, Dominion received 1,250,000 shares of the Company’s restricted common stock valued at $102 and recorded as deferred financing on the balance sheet and will be amortized over the term of the loan.

On March 31, 2015, the Company issued an additional Note to Dominion in the principal amount of $350. The March Note was issued upon the same terms and conditions as the February Note.

7.	commitments and contingencies

Commitments:

Sponsored Research Arrangements:

We entered into a number of sponsored research agreements during 2014, primarily, which require us to make future payments as follows:

2015 (remaining)	$239
2016	150
Total	$389

Research, License, and Option to License Arrangements

The Company is a party to various agreements which obligate it to make certain payments:

Acquiring Engineered Skin Substitute Intellectual Property - Lonza Walkersville

On March 27, 2015, the Company entered into a third amendment to the Lonza Option Agreement that further extended the Option period from March 31, 2015 to August 31, 2015, on a month-by-month basis. In connection with this third amendment, the Company will make additional periodic payments to Lonza, a portion of which will fund Lonza’s continuing Engineering Skin Substitute (“ESS”) development activity. Upon execution of this third amendment, the Company paid $350 to Lonza on March 31, 2015 and will pay the following additional amounts to Lonza until the earlier of such time as the Option is exercised or August 31, 2015:

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

Regenicin Asset Purchase Agreement

The second step in the acquisition of ESS required the Company to enter into an Asset Purchase Agreement (the “Regenicin APA”) with Regenicin, Inc. (“Regenicin”) and other interested parties under which the Company agreed to acquire certain assets of Regenicin (the “Assets”), including (i) rights to a lawsuit that Regenicin brought against Lonza (the “Litigation”), and (ii) all intellectual property rights held by Regenicin related to any engineered skin technology for the treatment of severe burns in humans, including any related trademarks. The Regenicin APA was executed October 27, 2014. As consideration to Regenicin, the Company agreed to pay to Regenicin a total of $3,600 and 37,500,000 shares of Amarantus common stock. The shares were issued to Regenicin in November 2014 (valued at approximately $3,000), along with cash payments of $1,100. The remaining cash payments of $2,500 due to Regenicin under the Regenicin APA were paid by the end of February 2015. The asset purchase was recorded at its fair value as in-process research and development expense in the statement of operations.

Compensatory Arrangements of Certain Officers:

Gerald E. Commissiong:

Effective October 6, 2014, the Company entered into an employment letter with Gerald E. Commissiong pursuant to the employment letter Mr. Commissiong will continue to serve as the Company’s President and Chief Executive Officer.

Pursuant to the Employment Letter, Mr. Commissiong shall be entitled to an initial base salary (“Base Salary”) of $225 per year, which shall automatically increase to $338 per year upon the Company becoming listed on the NASDAQ Stock Market. In addition to the Base Salary, Mr. Commisiong shall be eligible for a performance bonus of up to 35% of his Base Salary, which shall be based upon certain milestones set by the Company’s Board of Directors in their sole discretion. The Employment Letter provides for the payment of a signing bonus of $50, which was paid in 2014.

In addition, pursuant to the Employment Letter, the Company granted Mr. Commissiong stock options to purchase five million (5,000,000) shares of the Company’s common stock at a per share price equal to fair market value on the date of the grant, subject to a four year vesting schedule as described in the Employment Letter.

Mr. Commissiong’s employment with the Company will be “at will”. Should Mr. Commissiong’s employment with the Company be terminated by the Company for a reason other than for “Cause” (as defined in the Employment Letter) or Mr. Commissiong terminates his employment with the Company for “Good Reason” (as defined in the Employment Letter), Mr. Commissiong shall, upon execution of a release agreement with the Company, be entitled to receive as severance: (i) one year of his then Base Salary to be paid in the form of monthly salary continuation, (ii) one year of continued coverage under the Company’s health care benefit package, (iii) a full performance bonus equal to 35% of his then Base Salary, and (iv) immediate acceleration of 25% of all outstanding unvested equity awards then held by Mr. Commissiong.

Should Mr. Commissiong’s employment with the Company be terminated by the Company for a reason other than for “Cause” or Mr. Commissiong terminates his employment with the Company for “Good Reason” in connection with or during the twelve (12) month period immediately following the effective date of a “Change in Control” (as defined in the Employment Letter), and provided such termination constitutes a “separation from service” as that term is defined pursuant to the Treasury Regulation Section 1-409A-1(h), in addition to the severance package as described above, Mr. Commissiong shall be entitled to have all outstanding unvested equity awards then held by Mr. Commissiong become fully vested and, if applicable, exercisable.

John W. Commissiong, PhD:

Effective December 31, 2014 the Company entered into an employment letter with John W. Commissiong, PhD, pursuant to the employment letter Dr. Commissiong will continue to serve as the Company’s Chief Scientific Officer, with an initial term of one year. After the initial term Dr. Commissiong’s employment with the Company shall be on an “at will” basis.

Dr. Commissiong’s initial annual base salary shall be $175 per year, upon the Company’s “up-listing” to a National Listing, his annual Base Salary will immediately be increased to $266. Mr. Commissiong also will receive the Company’s standard employee benefits.

Additionally, Dr. Commissiong will be eligible to earn a discretionary Performance Bonus of up to 30% of his base salary. This Performance Bonus is conditioned upon satisfaction, in the Company’s sole discretion, of the Performance Bonus Conditions to be proposed by the CEO and agreed with the Company Compensation Committee.

The Company also provided Dr. Commissiong you with a Signing Bonus of $10, less standard deductions and withholdings, within ten (10) days of execution of the Employment Agreement.

In addition, the Company will grant Dr. Commissiong a stock option to purchase 3,500,000 shares of the Company’s Common Stock at a price per share equal to the fair market value per share of the Common Stock on the date of grant, as determined by the Company’s Board of Directors.

8.	Equity

Private Placement of Common Stock

During the first quarter of 2015 under the Lincoln Park Capital Fund LLC financing arrangement the Company sold 38,445,801 common shares and issued 493,436 common shares as a commitment fee for a total of $2,819. $14,506 funding remains available under the financing arrangement as of March 31, 2015.

Series D Preferred Stock

During the first quarter of 2015, 549 shares of Series D preferred stock were converted to 18,310,900 common shares, and 306,693 shares of common stock were issued as a dividend due upon conversion.

Subsequent to March 31, 2015, 400 shares of Series D preferred stock were converted to 13,333,332 common shares.

Series E Preferred Stock

During the first quarter of 2015, 3,278 shares of Series E preferred stock were sold for $2,950. Also during the first quarter of 2015, 500 shares of Series E preferred stock were converted to 6,250,000 common shares, and 2,375,204 shares of common stock were issued as a dividend due upon conversion.

On April 2, 2015 the company amended the Series E preferred Stock Certificate of Designation for the following:

•	Increased the number of authorized shares from 7,779 to 13,335.
•	Reduced the conversion price from $0.08 to $0.05.
•	Issued 30,000,000 Company restricted common shares to existing investors as of April 2, 2015.

Subsequent to March 31, 2015 the Company issued 444 shares of Series E preferred stock for $360.

9.	STOCK OPTION PLANS

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

The following table is a summary of activity under the 2008 Plan:

	Common Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Balance December 31, 2014	21,596,127	$0.08	8.8	$47
Options granted (weighted-average fair value of $0.08)
Employee (1)	—	—	—
Non-employee	—	—	—
Options cancelled	(1,500,000)	0.10	—
Options exercised	—	—	—
Balance March 31, 2015	20,096,127	$0.08	8.6	$17
Options vested as of March 31, 2015	15,035,635

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

The following table is a summary of activity under the Preferred Stock Plan:

	Preferred Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Balance – December 31, 2014	2,487,500	$0.61	8.1	$6,836
Preferred options cancelled	—	—	—
Preferred options granted (weighted-average fair value of $1.61)
Employee	—	—	—
Non-Employee	—	—	—
Balance – March 31, 2015	2,487,500	$0.61	7.6	$4,714

Preferred options vested as of March 31, 2015	2,154,036

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

The following table is a summary of activity under the 2014 Plan:

	Common Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Balance – December 31, 2014	8,600,000	$0.09	9.8
Options granted (weighted-average fair value of $0.08)
Employee	24,970,000	0.08	9.1
Non-Employee	2,250,000	0.08	0.8
Options cancelled	—	—	—
Options Exercised	—	—	—
Balance March 31, 2015	35,820,000	$0.08	9.7

Options vested as of March 31, 2015	4,816,181

Stock-based compensation expense for all plans is classified in the statements of operations as follows:

	Three Months Ended March 31,
	2015	2014
Research and development	$184	$78
General and administrative	304	124
Total	$488	$202

At March 31, 2015, there was a total of approximately $3,089 of unrecognized compensation cost, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.9 years. The Company has estimated a forfeiture rate of 0% due to a low history of forfeitures and the majority of grants being held by senior level executives.

The fair value of the Company’s stock-based awards during the three months ended March 31, 2015 and 2014 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2015	2014
Weighted-average volatility	262%	89.2%
Weighted-average expected term	9.98	5
Expected dividends	0%	0%
Risk-free investment rate	1.65%	1.65%

10.	SUBSEQUENT EVENTS

Series G Preferred Stock

On April 23, 2015, the Company, entered into a Stock Purchase Agreement (“SPA”) with Discover Growth Fund, a Cayman Islands exempted mutual fund (“Discover”), pursuant to which the Company sold and issued 1,087 shares of the Company’s newly designated Series G Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $5,000 and an 8% original issue discount. On April 23, 2015, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of the Series G Preferred Stock (“Certificate of Designation”) with the Secretary of State of the State of Nevada.

Holders of the Series G Preferred Stock are entitled to cumulative dividends in the amount of 8.25% per annum, payable upon redemption or upon conversion and when, as and if declared by the Board of Directors in its discretion. Dividends are payable through the sixth anniversary of the issuance date. On the sixth anniversary of the issuance date, all remaining outstanding shares of Series G Preferred Stock will automatically be converted into shares of common stock.

The Series G Preferred Stock is convertible into shares of the Company’s common stock at a fixed conversion price of $0.06 per share of common stock. The Series G Preferred Stock may be converted into shares of common stock at any time at the option of the holder. The Series G Preferred Stock may also be converted into shares of common stock at the option of the Company if the Equity Conditions, as defined in the Certificate of Designation, are met. Upon conversion, the Company shall pay the holders of the Series G Preferred Stock being converted a conversion premium equal to the amount of dividends that such shares would have otherwise earned if they had been held through the maturity date, and issue to the Investor such number of shares of common stock equal to $5,000 per share of Series G Preferred Stock (the “Face Value”) multiplied by the number of Series G Preferred Stock divided by the conversion rate of $0.06.

The conversion premium may be paid in cash or, at the Company’s option, additional shares of common stock. If the Company elects to pay the conversion premium amount in the form of common stock the number of shares to be issued shall be calculated by using 80% of the average of the lowest 5 individual daily volume weighted average prices during the measuring period, not to exceed 100% of the lowest sales prices on the last day of such period, less $0.005 per share of common stock. Under certain circumstances, the number of shares to be issued shall be calculated by using 65% of the average of the lowest 5 individual daily volume weighted average prices during the measuring, less $0.005 per share of common stock not to exceed 70% of the lowest sales prices on the last day of such period less $0.005 per share. The Certificate of Designations describes these circumstances which include, but are not limited to, the breach of any covenant or representation in the SPA, the Certificate of Designations or any other transaction documents, and the suspension of trading of the Company’s common stock on its principal trading market.

The dividend rate on the Series G Preferred Stock shall adjust upward by 150 basis points for each $0.0025 that the volume weighted average price of the Company’s common stock on any trading day as of which the dividend rate is determined and calculated is below $0.045, subject to a maximum dividend rate of 24%. The dividend rate on the Series G Preferred Stock shall adjust downward by 150 basis points for each $0.0025 that the volume weighted average price of our common stock on any trading day as of which the dividend rate is determined and calculated is above $0.08, subject to a minimum dividend rate of 0%.

The Company will have the right, at its option, to redeem for cash all or a portion of the Series G Preferred Stock at a price 100% of the Face Value plus the conversion premium less any period for which dividends have previously been paid with respect to the Series G Preferred Stock being redeemed. Upon the listing of the Company’s common stock on a senior exchange, the Company may redeem the outstanding Series G Preferred Stock at 120% of the Face Value.

Upon the liquidation, dissolution or winding up, holders of Series G Preferred Stock will be entitled to be paid out of the Company’s assets, on parity with holders of our common stock and our Preferred Stock, an amount equal to $5,000 per share plus any accrued but unpaid dividends thereon.

Pursuant to the terms of the SPA, the Company has agreed to include the shares into which the Series G Preferred Stock are convertible in a registration statement on S-3 to be filed on or before May 5, 2015, and to have such registration statement remain effective until all of the Conversion Shares may be resold under Rule 144, without volume or manner restrictions. If the registration statement is not declared effective within 90 days of the closing date of the SPA, the Company shall issue to the investor 22 additional Series G Preferred Stock for each 30 day period until the Conversion Sales may be sold without restriction. The S-3 was filed on May 4, 2015.

The SPA also provides certain trading restrictions in the event of a reverse split or combination of the Company’s shares of common stock and restrictions on subsequent financings in the six months following the closing date. The SPA also contains shorting restrictions on the Investor.

The Company is currently evaluating the accounting treatment and disclosures to be implemented in its financial statements and notes for the Series G preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Amarantus Bioscience Holdings, Inc. (”the Company”) is a California-based development-stage biopharmaceutical company founded in January 2008. We focus on developing our intellectual property and proprietary technologies to develop drug and diagnostic product candidates to treat human disease. We own or have exclusive licenses to various product candidates in the biopharmaceutical and diagnostic areas of the healthcare industry, with a specific focus on bringing these candidates to market in the areas of Alzheimer’s disease, Parkinson’s disease, Retinal Degenerative disorders, and other ailments of the human body, with a particular focus on the nervous system. Our business model is to develop our product candidates through various de-risking milestones that we believe will be accretive to shareholder value and strategically partner with biopharmaceutical companies, diagnostic companies, investors, private foundations and other key stakeholders in the specific sub-sector of the healthcare industry in which we are developing our products in order to achieve regulatory approval in key jurisdictions and thereafter successfully market and distribute our products.

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

Additional Diagnostic Biomarkers

In January 2015, we entered into a one-year; option agreement with Georgetown University for an exclusive license of patent rights related to certain blood based biomarkers for memory loss that Georgetown University and University of Rochester jointly developed and own (the “Georgetown Biomarkers”). In the event that we exercise this option, conditions and milestones will be defined; such as, providing Georgetown with development and commercialization plans for the biomarkers and recruiting a senior executive to lead our diagnostics division, as well as other requirements defined in the option agreement. The diagnostic technologies subject to this option agreement are based on metabolic, genetic and exosomal biomarkers. We believe these may hold additional potential for identifying distinguishing factors in dementia and Alzheimer's disease that will be complementary to our LymPro Test® diagnostic for Alzheimer’s disease. With the potential addition of the Georgetown Biomarkers to our Alzheimer's diagnostics portfolio, we are positioning ourselves to provide all three modalities (cell cycle dysregulation, lipidomics and exosomes) for diagnosis of Alzheimer’s disease.

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

The Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

During the three months ended March 31, 2015 and 2014, we generated no revenue.

Research and development costs for the three months ended March 31, 2015 (the “Current Quarter”) increased $1,960 to $2,477 from $517 for the three months ended March 31, 2014 (the “Prior Year Quarter”) primarily due to increase in headcount with related compensation expense, clinical related costs and research arrangements.

General and administrative expenses increased $2,942 to $4,061 for the Current Quarter from $1,119 for the Prior Year Quarter primarily due to increased spending on headcount with related compensation expense, consulting, Lonza Option payments, acquisition costs and other professional services.

For the Current Quarter, Other income (expense) decreased $3,864 to an expense of $42 from $3,906 in the Prior Year Quarter. Interest expense and loss on issuance of warrants decreased $596 and $3,867, respectively.

Net loss for the Current Quarter was $6,580 as compared to a net loss of $5,542 for the Prior Year Quarter with the increase in loss driven by headcount, research and development expense, consulting, Lonza Option payments, professional services and acquisition costs.

Inflation adjustments have had no material impact on the Company.

Liquidity and Capital Resources

As of March 31, 2015, the Company had total current assets of $611 consisting of $109 in cash and cash equivalents and $403 in prepaid expenses and other current assets, and $99 in deferred funding fees. As of March 31, 2015, the Company had current liabilities in the amount of $7,628 consisting of:

Accounts payable and accrued expenses	$4,470
Related party liabilities and accrued interest	$254
Accrued interest	$54
Demand promissory note	$2,850

As of March 31, 2015, the Company had a working capital deficit in the amount of $7,017 compared to a deficit of $5,917 at December 31, 2014. The increase in the working capital deficit is primarily driven the increase in short term financing.

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended March 31,
	2015	2014
Net cash (used in) operating activities	$(7,805)	$(1,259)
Net cash (used in) investing activities	(901)	(509)
Net cash provided by financing activities	8,601	4,500

Net increase (decrease) in cash and cash equivalents	$(105)	$2,732

On April 23, 2015, we entered into a Stock Purchase Agreement (“SPA”) with Discover Growth Fund, a Cayman Islands exempted mutual fund (“Discover”), pursuant to which the we sold and issued 1,087 shares of our newly designated Series G Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $5,000,000 and an 8% original issue discount.

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

Off Balance Sheet Arrangements

Not applicable

Going Concern

We are a development stage company engaged in biotechnology research and development. We have recorded recurring losses from operations since inception; we have a negative working capital and have generated negative cash flow from operations. There is substantial doubt about our ability to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015.  This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Principal Executive Officer, and Robert Farrell, our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We hired additional staff and added additional resources and expect to remediate the material weakness in our disclosure controls and procedures by the end of our fiscal year December 31, 2015.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer, and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial conditions and result of operations.

Item 2.     Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

On January 2, 2015 the Company issued 1,751,744 shares of the Company’s restricted common stock as consideration for a dividend payment

On January 9, 2015 the Company issued 99,378,881 shares of the Company’s restricted common stock as payment for acquisition of Diogenix, Inc.

On February 19, 2015 the Company issued 1,354,269 shares of the Company’s restricted common stock as consideration for services provided.

On February 23, 2015 the Company issued 1,250,000 shares of the Company’s restricted common stock as part of the consideration for entering into a Securities Purchase Agreement with an institutional investor.

On March 4, 2015 the Company issued 2,375,204 shares of the Company’s restricted common stock as consideration for a dividend payment

On March 11, 2015 the Company issued 152,989 shares of the Company’s restricted common stock as consideration for a dividend payment

On March 25, 2015 the Company issued 153,704 shares of the Company’s restricted common stock as consideration for a dividend payment

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

Item 3.     Defaults upon Senior Securities

None

Item 4.    Exhibits

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

Amarantus Bioscience Holdings, Inc.

Date:	May 19, 2015

	By:	/s/ Gerald E. Commissiong
Gerald E. Commissiong
Title: Chief Executive Officer
(Principal Executive Officer, President and Director)

	By:	/s/ Robert Farrell
Robert Farrell
Chief Financial Officer
(Principal Financial and Accounting Officer)

