Form 10-Q
period 2015-06-30
Amarantus Bioscience Holdings, Inc.
filed 2015-08-14
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2015

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

As of August 10, 2015, there were 7,847,964 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$315	$214
Deferred financing fees	83	—
Prepaid expenses and other current assets	386	198
Total current assets	784	412
Restricted cash	204	204
Property and equipment, net	150	145
Intangible assets, net	10,245	1,497
Total assets	$11,383	$2,258

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$4,729	$3,502
Accounts payable - Regenicin	—	2,550
Related party liabilities and accrued interest	255	252
Accrued interest	139	25
Note Payable	2,850	—
Total current liabilities	7,973	6,329
Total liabilities	7,973	6,329

Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized:
Series A, $0.001 par value, 250,000 shares designated, -0- shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Series B, $0.001 par value, 3,000,000 shares designated, -0- shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Series C, $0.001 par value, 750,000 shares designated, 750,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014	1	1
Series D, $1,000 stated value; 1,300 shares designated; 350 and 1,299 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $350	315	1,169
Series E, $1,000 stated value; 13,335 shares designated, 7,722 and 4,500 issued and outstanding as of June 30, 2015 and December 31, 2014 respectively; aggregate liquidation preference of $7,722	6,950	4,050
Series G, $5,000 stated value; 10,000 shares designated; 1,087 and 0 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $5,435	4,950	—
Common stock, $0.001 par value, 13,333,333 authorized; 7,084,970 and 5,614,605 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	7	6
Additional paid-in capital	62,637	45,886
Accumulated deficit	(71,450)	(55,183)
Total stockholders' equity (deficit)	3,410	(4,071)
Total liabilities and stockholders' equity (deficit)	$11,383	$2,258

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net sales	$—	$—	$—	$—

Operating expense:
Research and development	2,257	1,640	4,734	2,157
General and administrative	3,339	2,101	7,400	3,220

	5,596	3,741	12,134	5,377

Loss from operations	(5,596)	(3,741)	(12,134)	(5,377)

Other income (expense):
Interest expense	(126)	(71)	(168)	(709)
Loss on issuance of common stock	—	—	—	(67)
Loss on issuance of warrants	—	—	—	(3,867)
Other expense	—	(20)	—	(20)
Change in fair value of warrant & derivative liabilities	—	(193)	—	473

Total other income (expense)	(126)	(284)	(168)	(4,190)

Net loss	$(5,722)	$(4,025)	$(12,302)	$(9,567)

Preferred stock dividend	$3,187	$26	$4,016	$52
Net loss attributable to common stockholders	$(8,909)	$(4,051)	$(16,318)	$(9,619)
Basic and diluted net loss per common share	$(1.08)	$(0.83)	$(2.13)	$(2.11)

Basic and diluted weighted average common shares outstanding	8,230,225	4,893,491	7, 652,163	4,551,050

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of December 31, 2014	755,799	$5,220	5,614,605	$6	$45,886	$(55,183)	$(4,071)
Common stock issued for services	—	—	9,028	—	106	—	106
Common stock issued for acquisition of DioGenix	—	—	662,526	1	7,950	—	7,951
Common stock issued for cash	—	—	256,305	—	2,819	—	2,819
Common stock issued for funding fees	—	—	3,290	—	(1)	—	(1)
Sale of Series E preferred stock	3,278	2,950	—	—	—	—	2,950
Common stock issued for Series D convertible preferred stock dividend	—	—	7,819	—	35	(9)	26
Common stock issued for Series E convertible preferred stock dividend	—	—	21,738	—	237	(172)	65
Series E accretion of beneficial conversion feature as deemed dividend	—	—	—	—	440	(440)	—
Series D stock conversion	(549)	(494)	122,073	—	494	—	—
Series E stock conversion	(500)	(450)	41,667	—	450	—	—
Common stock issued as fee for debt financing arrangement	—	—	8,333	—	102	—	102
Legal fees related to stock offering	—	—	—	—	(19)	—	(19)
Series D dividend accrued	—	—	—	—	—	(15)	(15)
Series E dividend accrued	—	—	—	—	—	(192)	(192)
Stock-based compensation expense	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	(6,580)	(6,580)
Balances as of March 31, 2015	758,028	$7,226	6,747,384	$7	$58,987	$(62,591)	$3,629
Common stock issued for services	—	—	17,360	—	97	—	97
Common stock issued as fee for debt financing arrangement	—	—	1,867	—	14	—	14
Sale of Series E preferred stock	444	400	—	—	—	—	400
Sale of Series G preferred stock	1,087	4,950	—	—	—	—	4,950
Series E modification deemed dividend	—	—	—	—	2,782	(2,782)	—
Common stock issued for Series D convertible preferred stock dividend	—	—	3,620	—	16		16
Common stock issued for Series E convertible preferred stock dividend	—	—	25,850	—	192	—	192
Common stock issued in conversion of Series D preferred stock	(400)	(360)	88,889	—	360	—	—
Common stock issued to Series E shareholders related to modification of preferred stock agreement			200,000	—	—	—	—
Series D dividend accrued	—	—	—	—	—	(8)	(8)
Series E dividend accrued	—	—	—	—	—	(233)	(233)
Series G dividend accrued	—	—	—	—	—	(114)	(114)
Equity funding fees	—	—	—	—	(130)	—	(130)
Stock-based compensation expense	—	—	—	—	319	—	319
Net loss	—	—	—	—	—	(5,722)	(5,722)
Balances as of June 30, 2015	759,159	$12,216	7,084,970	$7	$62,637	$(71,450)	$3,410

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(12,302)	$(9,567)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	39	6
Amortization of debt discount	—	572
Amortization of deferred financing fees	53	106
Amortization of intangible assets	64	53
Stock issued for services	203	595
Write-off of clinical material	—	500
Loss on stock issuance	—	67
Loss on warrant issuance	—	3,867
Non-cash interest expense related to warrants and derivative	—	32
Change in fair value of warrants and derivative liability	—	(473)
Stock-based compensation expense	807	475
Changes in assets and liabilities:
Related party liabilities and accrued interest	2	2
Receivable for sale of common stock	—	(146)
Deferred funding fees	(20)	116
Clinical trial material	—	(500)
Prepaid expenses and other current assets	(45)	(144)
Accounts payable and accrued expenses	(1,730)	853
Accrued interest	114	(47)
Net cash used in operating activities	(12,815)	(3,633)

Cash flows from investing activities
Acquisition of DioGenix	(900)	—
Acquisition of other assets	—	(600)
Acquisition of property and equipment	(5)	(56)

Net cash used in investing activities	(905)	(656)

Cash flows from financing activities
Proceeds from issuance of notes payable	2,850	500
Repayment of convertible promissory notes	—	(9)
Financing costs	(149)	—
Proceeds from issuance of common stock	2,820	400
Proceeds from exercise of warrants	—	3,767
Proceeds from issuance of convertible preferred stock	8,300	—
Net cash provided by financing activities	13,821	4,658

Net increase in cash and cash equivalents	101	369
Cash and cash equivalents
Beginning of period	214	1,033
End of period	$315	$1,402

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental schedule of non-cash activities:
Common stock issued as fee for debt financing arrangement	$116	$—
Common stock issued for Series D preferred dividend	$42	$—
Common stock issued for Series E preferred dividend	$257	$—
Series D preferred stock dividend accrued	$(8)	$—
Series E preferred stock dividend accrued	$(233)	$—
Series G preferred stock dividend accrued	$(114)	$—
Convertible debentures converted and associated reclassification of derivative liabilities	$—	$8,238
Debt discount written off - associated with convertible promissory notes	$—	$(1,787)
Stock issued for deferred funding fees	$—	$518
Stock issued for convertible debt	$—	$11
Convertible promissory note issued for payables and accrued liability	$—	$2
Stock Subscription	$—	$146
Intangible assets	$—	$(50)
Deferred funding fees charged to equity upon sale of common stock	$—	$(518)
Stock issued to acquire intangible assets	$—	$103
Reclass of Series D Preferred from mezzanine to equity	$—	$839
Stock issued to satisfy accounts payable and accrued expenses	$—	$22

Supplemental cash flow information

Interest payments	$—	$1

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data)

1.	GENERAL

Amarantus Bioscience Holdings, Inc. (the “Company”), is a biopharmaceutical company focused on the development of diagnostics and therapeutics to treat human disease, to date primarily for Alzheimer's disease, Parkinson's disease and ophthalmological disorders. Through June 30, 2015, the Company has been primarily engaged in acquiring and licensing intellectual property and proprietary technologies, research and development, and raising capital to fund its operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of June 30, 2015, the Company had cash and cash equivalents of $315. Subsequent to June 30, 2015, we sold additional 1,400 shares of Series E Preferred stock and received $1,260 of proceeds from the sale. On July 10, 2015, we entered into a Stock Purchase Agreement (“SPA”) with Discover Growth Fund, a Cayman Islands exempted mutual fund (“Discover”), pursuant to which we sold and issued 535 shares of additional designated Series G Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $2,000 and an 8% original issue discount. The Company has incurred net losses and negative cash flows from operations. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The transaction closed on January 9, 2015 with DioGenix, Inc. surviving the Merger and becoming a wholly-owned subsidiary of the Company. Consideration paid included 662,526 shares of Company stock valued at $12.00 per share and $900 in cash for a total consideration of $8,850. In addition, the agreement provides for a contingent payment amount up to $2,000 in cash and common stock of the Company should the acquired company achieve certain milestones related to results of clinical testing and future revenue from products in development. The fair value of the contingent consideration was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include the discount rate of 30.4% and probability-adjusted potential outcomes.

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

	Three months ended June 30, 2014	Six months ended June 30, 2014
Net Sales	$—	$—
Operating Expenses	4,381	6,610
Loss from operations	$(4,381)	$(6,610)
Total other expenses	(401)	(4,424)
Net Loss	$(4,782)	$(11,034)

Basic and diluted net loss per common share	$(0.98)	$(2.42)
Basic and diluted weighted average common shares outstanding	4,893,491	4,551,050

Condensed Consolidated Statement of Operations net loss for the second quarter of 2015 and year to date was $5,722 and $12,302 respectively, which included the results of DioGenix after the merger on January 9, 2015. The loss incurred during the first eight days of January 2015 is immaterial for comparison purposes.

4.	Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to the Company’s common stockholders for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(5,722)	$(4,025)	$(12,302)	$(9,567)
Preferred stock dividend	3,187	26	4,016	52
Net loss attributable to common stockholders	$(8,909)	$(4,051)	$(16,318)	$(9,619)

Denominator:
Common stock - basic	7,037,671	4,893,491	6,719,726	4,551,050
Common shares equivalents(1)	1,192,554	—	932,437	—
Weighted average shares outstanding during the period:	8,230,225	4,893,491	7,652,163	4,551,050

Net loss per share	$(1.08)	$(0.83)	$(2.13)	$(2.11)

(1)	Preferred Stock Series D, E and G are participating securities; therefore we utilize the two class method of computing net loss per share.

Potentially dilutive securities:	June 30, 2015	June 30, 2014
Outstanding common stock options(2)	366,000	122,953
Outstanding preferred stock option(2)	16,587	16,587
Warrants(2)	303,000	451,840
Related party liability(2)	40,738	15,973
Convertible promissory note(s)(2)	—	31,500
8% Senior convertible debentures	—	29,453
Convertible preferred stock Series C(2)	5,000	5,000

(2)	The impact of stock options, warrants, convertible debt instruments and convertible preferred stock which do not have participation rights is anti-dilutive in a period of loss from continuing operations.

5.	intangible assets

The following table summarizes our intangible assets:

	Period Ended
	June 30, 2015	December 31, 2014
Intangibles - Acquisition Diogenix (Preliminary IPRD)	$8,812	$—
Licenses	1,685	1,685

Accumulated amortization	(252)	(188)
Total licenses, net	1,433	1,497
Total intangible assets, net	$10,245	$1,497

Intangible assets are amortized over the expected remaining lives of the respective patents. As of June 30, 2015, amortization expense for the next five years is expected to be as follows:

2015 (remaining six months)	$64
2016	128
2017	128
2018	128
2019	128
thereafter	857
Total	$1,433

6.	NOTE PAYABLE

The Company entered into two Securities Purchase Agreements with Dominion Capital pursuant to which the Company issued a 12% Promissory Note in the principal amount of $2,850 due and payable on December 23, 2015 in cash or stock or a combination at the Company’s option. The Notes Payable can be prepaid at any time equal to 110% of the principal and guaranteed interest.

The February 23, 2015 Note contains certain customary Events of Default and if triggered the interest rate on the Note shall equal to the lesser of 24% per annum or the maximum rate permitted under state law at the time of the default.

The Notes Payable are secured by the Company’s rights, title and interest in and to that certain Asset Purchase Agreement, dated November 7, 2014, by and among the Company, Regenicin, Inc., Clark Corporate Law Group, LLP, and Gordon & Rees, LLP and that certain Option Agreement, dated November 7, 2014, by and between the Company and Lonza Walkersville.

As part of the financing, Dominion received 8,333 shares of the Company’s restricted common stock valued at $102 and recorded as deferred financing on the balance sheet and will be amortized over the term of the loan.

7.	commitments and contingencies

Commitments:

Sponsored Research Arrangements:

We entered into a number of sponsored research agreements during 2014, primarily, which require us to make future payments as follows:

2015 (remaining)	$102
2016	150
Total	$252

Research, License, and Option to License Arrangements

The Company is a party to various agreements which obligate it to make certain payments:

Acquiring Engineered Skin Substitute Intellectual Property - Lonza Walkersville

On March 27, 2015, the Company entered into a third amendment to the Lonza Option Agreement that further extended the Option period from March 31, 2015 to August 31, 2015, on a month-by-month basis. In connection with this third amendment, the Company will make additional periodic payments to Lonza, a portion of which will fund Lonza’s continuing Engineering Skin Substitute (“ESS”) development activity. Upon execution of this third amendment, the Company paid $350 to Lonza on March 31, 2015.

The option agreement was executed in July 2015 and is disclosed in Note 10, Subsequent Events.

8.	EQUITY Reverse Stock Split

On May 2, 2015, the Company’s Board of Directors and stockholders approved a 1-for-150 reverse stock split of the Company’s authorized and issued and outstanding common stock. The reverse stock split became effective on June 10, 2015. Upon the effectiveness of the reverse stock split, (i) every one hundred and fifty shares of outstanding common stock was combined into one share of common stock, (ii) the number of shares of common stock into which each outstanding option to purchase common stock is exercisable was proportionally decreased, (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced.

Unless otherwise indicated, all of the share numbers, share prices and exercise prices in these consolidated financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-150 reverse stock split.

Private Placement of Common Stock

During the first quarter of 2015 under the Lincoln Park Capital Fund LLC financing arrangement the Company sold 256,305 common shares and issued 3,290 common shares as a commitment fee for a total of $2,819. $14,506 funding remains available under the financing arrangement as of June 30, 2015.

Series D Preferred Stock

During the first quarter of 2015, 549 shares of Series D preferred stock were converted to 122,073 common shares, and 2,045 shares of common stock were issued as a dividend due upon conversion. Also, 7,819 shares of common stock were issued as a quarterly dividend.

During the second quarter of 2015, 400 shares of Series D preferred stock were converted to 88,889 common shares. Also, 3,620 shares of common stock were issued as a quarterly dividend.

Series E Preferred Stock

During the first quarter of 2015, 3,278 shares of Series E preferred stock were sold for $2,950. Also during the first quarter of 2015, 500 shares of Series E preferred stock were converted to 41,667 common shares, and 15,835 shares of common stock were issued as a dividend due upon conversion. Also, 5,904 shares of common stock were issued as a quarterly dividend.

During the second quarter of 2015, 444 shares of Series E preferred stock were sold for $400. Also, 25,850 shares of common stock were issued as a quarterly dividend.

On April 2, 2015 the Company amended the Series E preferred Stock Certificate of Designation for the following:

•	Increased the number of authorized shares from 7,779 to 13,335.
•	Reduced the conversion price from $12.00 to $7.50.
•	Issued 200,000 Company restricted common shares to existing investors as of April 2, 2015.

Subsequent to June 30, 2015, the Company issued 1,400 shares of its Series E Convertible Preferred Stock (”Series E Preferred Stock”) for gross proceeds of $1,260.

On July 9, 2015, the Company filed a Second Amended and Restated Certificate of Designation to its Series E Convertible Preferred Stock to, among other things, provide for cash redemption of the Series E Preferred Stock at the Company’s discretion and a further extension of any downward adjustment in the conversion price until January 8, 2016.

Series G Preferred Stock

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

On July 9, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Series G SPA”) with Discover for the sale of 435 shares of the Company’s Series G Preferred Stock and an additional 100 shares of Series G Preferred Stock as a fee (collectively, the “Shares”) in a registered direct offering (the “Offering”), subject to customary closing conditions for proceeds of $2,000.

The Series G Preferred Stock has a fixed conversion price of $9.00 and has no specific voting rights.

9.	STOCK OPTION PLANS

2008 Stock Plan

The Company’s Board of Directors approved the 2008 Stock Plan (the “Plan”). Under the Plan, the Company may grant up to 307,466 shares of incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options granted typically have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant date to four years.

The following table is a summary of activity under the 2008 Plan:

	Common Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Balance December 31, 2014	143,974	$11.00	8.8	$47
Options granted
Employee	—	—	—
Non-employee	—	—	—
Options cancelled	(16,667)	15.00	—
Options exercised	—	—	—
Balance June 30, 2015	127,307	$11.00	8.5	$12

Options vested as of June 30, 2015	104,413

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

The following table is a summary of activity under the Preferred Stock Plan:

	Preferred Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Balance – December 31, 2014	16,583	$92.03	7.8	$6,836
Preferred options cancelled	—	—	—
Preferred options granted
Employee	—	—	—
Non-Employee	—	—	—
Balance – June 30, 2015	16,583	$92.03	7.3	$3,525

Preferred options vested as of June 30, 2015	15,480

2014 Stock Plan

In August 2014, the Company adopted the 2014 Stock Plan (the “2014 Plan”), which was approved by the Company’s stockholder at the Company’s Annual Meeting in September 2014. Under the 2014 Plan, the Company may grant up to 1,025,868 common shares in the forms of incentive stock options, nonqualified stock options or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options granted typically have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant date to four years.

The following table is a summary of activity under the 2014 Plan:

	Common Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Balance – December 31, 2014	57,333	$13.50	9.8	$0
Options granted (weighted-average fair value of $12.48)
Employee	166,467	12.50	9.1
Non-Employee	15,000	12.30	0.8
Options cancelled	—	—	—
Options exercised	—	—	—
Balance June 30, 2015	238,800	$12.00	9.5	$0

Options vested as of June 30, 2015	46,325

Stock-based compensation expense for all plans is classified in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$103	$108	$295	$288
General and administrative	215	165	520	187
Total	$318	$273	$815	$475

At June 30, 2015, there was a total of approximately $2,732 of unrecognized compensation cost, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.7 years. The Company has estimated a forfeiture rate of 0% due to a low history of forfeitures and the majority of grants being held by senior level executives.

The fair value of the Company’s stock-based awards during the six months ended June 30, 2015 and 2014 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average volatility	(1)%	302%	(1)%	89%-302%
Weighted-average expected term	(1)	5.75	(1)	5-5.75
Expected dividends	0%	0%	0%	0%
Risk-free investment rate	(1)%	1.96%	(1)%	1.73%-1.96%
(1)	There were no stock options issued during the three and six months ended June 30, 2015.

10.	SUBSEQUENT EVENTS

Note Payable

On July 1, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Investor”) pursuant to which such Investor purchased an aggregate of $650 in principal amount of 12% Promissory Notes (the “Notes”) due April 2, 2016 (the “Note Transaction”).

On July 9, 2015, the Company entered into a Securities Purchase Agreement (the “Notes SPA”) with four investors (the “Investors”) pursuant to which such Investors purchased an aggregate of $1,000 in principal amount of 12% Promissory Notes (the “Notes”) due July 9, 2016 (the “Note Purchase Transaction”).

In connection with the Note Transaction, effective on July 9, 2015, the Company entered into a Security Agreement with the Investors (the “Security Agreement”) pursuant to which the Company agreed to grant a security interest in certain of its property (the “Collateral”) to the Investors in order to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Notes.

Acquisition of Cutanogen Corporation

On July 8, 2015, the Company exercised its previously disclosed option to acquire Cutanogen Corporation. Pursuant to a Share Purchase Agreement among the Company and Lonza Walkersville, Inc. (“Lonza”) dated July 14, 2015 (the “Agreement”); the Company paid $4,000 to Lonza upon closing. Pursuant to the Agreement, the Company will be required to pay up to $5,000 in aggregate milestone payments upon the achievement of certain regulatory milestones.

Common Stock issued

Subsequent to June 30, 2015 the company sold 13,334 of common shares and issued 74 common shares as a commitment fee for total proceeds of $63 under the Lincoln Park Capital Fund LLC financing arrangement.

In July 2015, a total 218,286 of common shares were issued for Series D, E and G quarterly preferred stock dividends.

During the month of July 2015, 350 Shares of Series D Preferred Stock converted to 77,778 of common shares. Also 150 shares of Series G Preferred Stock converted to 83,334 of common shares.

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

Principal Products in Development

Amarantus Bioscience has three operating divisions: the diagnostics division; the therapeutics division; and the drug discovery division.

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

Mesencephalic Astrocyte-derived Neurotrophic Factor (“MANF”) is an endogenous, evolutionally conserved and widely expressed protein that was discovered by our Chief Scientific Officer Dr. John Commissiong. MANF acts on a variety of molecular functions, including as a part of the endoplasmic reticulum stress response (“ER-SR”) system of the unfolded protein response (“UPR”). MANF has demonstrated efficacy as a disease-modifying treatment in various animal models, including Parkinson’s disease, retinitis pigmentosa, cardiac ischemia and stroke. We have made a strategic decision to focus the development of MANF in orphan indications and is currently evaluating the most appropriate indication for development based on data currently being assembled internally, by contract research organizations and academic collaborators.

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

In September 2014, we submitted a request to the FDA for a review and written feedback of our Phase 2b program clinical trial design for Eltoprazine in PD LID. We have received feedback from the FDA on our trial design, and are in the process of preparing a full IND submission for this important therapeutic indication. Following initiation of our Phase 2b program clinical study of Eltoprazine in PD LID, we will submit a request to the FDA regarding further clinical development of Eltoprazine in Adult ADHD. In June2015, the company received notification of approval from the FDA that IND 124224 was approved and allows the company to commence this clinical trial.

MANF

MANF (mesencephalic-astrocyte-derived neurotrophic factor) is believed to have broad potential because it is a naturally-occurring protein produced by the body for the purpose of reducing and preventing apoptosis (cell death) in response to injury or disease, via the unfolded protein response. MANF was discovered by our Chief Scientific Officer, Dr. John Commissiong. By manufacturing MANF and administering it to the body, we are seeking to use a regenerative medicine approach to assist the body with higher quantities of MANF when needed. Amarantus is the front-runner and primary holder of intellectual property around MANF, and is focusing on the development of MANF-based protein therapeutics. MANF has demonstrated efficacy as a disease-modifying treatment in various animal models, including retinitis pigmentosa, Parkinson’s disease, cardiac ischemia and stroke.

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

ESS is being developed with support from a grant from the Armed Forces Institute for Regenerative Medicine (AFIRM). The AFIRM grant was awarded to support the IND and initial clinical studies. We anticipate initiating, during the third quarter of 2015, a 10 patient Phase 2 clinical study to evaluate the efficacy of ESS versus meshed split thickness autograft, the current standard of care for the treatment of Stage 3 and Stage 4 intractable severe burns.

On July 8, 2015, we exercised our previously disclosed option to acquire Cutanogen Corporation. Pursuant to a Share Purchase Agreement among us and Lonza Walkersville, Inc. (“Lonza”) dated July 14, 2015 (the “Agreement”); we paid $4,000 to Lonza upon closing. Pursuant to the Agreement, we will be required to pay up to $5,000 in aggregate milestone payments upon the achievement of certain regulatory milestones.

Other

Exploration of our PhenoGuard platform for neurrotrophic factor discovery and discovery and evaluation of external drug candidates for potential in-licensure or acquisition.

For the next 12 months, we intend to focus primarily on the commercialization of LymPro, the further clinical development of Eltoprazine, and the preclinical development of MANF.

The Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

During the three months ended June 30, 2015 and 2014, we generated no revenue.

Research and development costs for the three months ended June 30, 2015 (the “Current Quarter”) increased $617 to $2,257 from $1,640 for the three months ended June 30, 2014 (the “Prior Year Quarter”) primarily due to increase in headcount with related compensation expense, clinical related costs and research arrangements.

General and administrative expenses increased $1,238 to $3,339 for the Current Quarter from $2,101 for the Prior Year Quarter primarily due to increased spending on headcount with related compensation expense, consulting, Lonza Option payments, acquisition costs and other professional services.

For the Current Quarter, Other income (expense) decreased $158 to an expense of $126 from $284 in the Prior Year Quarter. Interest expense increased from the prior year quarter $55 and change in fair value of warrant and derivative liability decreased $193.

Net loss for the Current Quarter was $5,722 as compared to a net loss of $4,025 for the Prior Year Quarter with the increase in loss driven by headcount, research and development expense, consulting, Lonza Option payments, professional services and acquisition costs.

Inflation adjustments have had no material impact on us.

The Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

During the six months ended June 30, 2015 and 2014, we generated no revenue.

Research and development costs for the six months ended June 30, 2015 (the “Current Period”) increased $2,577 to $4,734 from $2,157 for the six months ended June 30, 2014 (the “Prior Year Period”) primarily due to increase in headcount with related compensation expense, clinical related costs and research arrangements.

General and administrative expenses increased $4,180 to $7,400 for the Current Period from $3,220 for the Prior Year Period primarily due to increased spending on headcount with related compensation expense, consulting, Lonza Option payments, acquisition costs and other professional services.

For the Current Period, Other income (expense) decreased $4,022 to an expense of $168 from $4,190 in the Prior Year Period. Interest expense and loss on issuance of warrants decreased $541 and $3,867, respectively. Change in fair value of warrant and derivative liability increased $473 to $0 for the current period

Net loss for the Current Period was $12,302 as compared to a net loss of $9,567 for the Prior Year Period with the increase in loss driven by headcount, research and development expense, consulting, Lonza Option payments, professional services and acquisition costs.

Inflation adjustments have had no material impact on us.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $784 consisting of $315 in cash and cash equivalents and $386 in prepaid expenses and other current assets, and $83 in deferred funding fees. As of June 30, 2015, we had current liabilities in the amount of $7,973 consisting of:

Accounts payable and accrued expenses	$4,729
Related party liabilities and accrued interest	$255
Accrued interest	$139
Demand promissory note	$2,850

As of June 30, 2015, we had a working capital deficit in the amount of $7,189 compared to a deficit of $5,917 at December 31, 2014. The increase in the working capital deficit is primarily driven by the increase in short term financing.

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(12,815)	$(3,633)
Net cash used in investing activities	(905)	(656)
Net cash provided by financing activities	13,821	4,658

Net increase in cash and cash equivalents	$101	$369

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing. We believe that our current capital resources are not sufficient to support our operations. We intend to finance our operations through debt and/or equity financings. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. We intend to use all commercially-reasonable efforts at our disposal to raise sufficient capital to run our operations on a go forward basis.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015.  This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Principal Executive Officer, and Robert Farrell, our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We have hired additional staff and added additional resources and expect to remediate the material weakness in our disclosure controls and procedures by the end of our fiscal year December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial conditions and result of operations.

Item 2.     Unregistered Sales of Equity Securities

On April 1, 2015 we issued 29,183 shares of our restricted common stock as consideration for a dividend payment.

On April 1, 2015 we issued 1,867 shares of our restricted common stock as consideration for deferred funding costs.

On April 2, 2015 we issued 200,000 shares of our restricted common stock to Series E Preferred Stock Holders for consideration for an amendment to Stock Holder Rights related to the issuance of Series G Preferred Stock.

On April 9, 2015 we issued 40 shares of the Company’s restricted common stock were issued for a dividend payment.

On April 27, 2015 we issued 90 shares of our restricted common stock for a dividend payment.

On May 13, 2015 we issued 158 shares of our restricted common for a dividend payment.

On August 12, 2015 we sold 150 shares of Series E Preferred stock.

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

Amarantus Bioscience Holdings, Inc.

Date:	August 14, 2015

	By:	/s/ Gerald E. Commissiong
Gerald E. Commissiong
Title: Chief Executive Officer
(Principal Executive Officer, President and Director)

	By:	/s/ Robert Farrell
Robert Farrell
Chief Financial Officer (Principal Financial and Accounting Officer)

