Form 10-Q
period 2015-09-30
Amarantus Bioscience Holdings, Inc.
filed 2015-11-23
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

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

As of November 20, 2015, there were 13,499,000 shares of common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$278	$214
Deferred financing fees	162	—
Prepaid expenses and other current assets	595	402
Total current assets	1,035	616
Property and equipment, net	135	145
Intangible assets, net	14,213	1,497

Total assets	$15,383	$2,258

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6,302	$3,502
Accounts payable - Regenicin	—	2,550
Related party liabilities and accrued interest	256	252
Accrued interest	74	25
Notes payable	1,180	—
Senior secured convertible notes payable, net of discount $6.1 million	—	—
Derivative liability	8,364
Total current liabilities	$16,176	$6,329
Total liabilities	$16,176	$6,329
Commitment and Contingencies
Series H, $1,000 stated value; 10,000 shares designated; 3,056 and 0 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $5,435	2,413	—

Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized:
Series A, $0.001 par value, 250,000 shares designated, -0- shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Series B, $0.001 par value, 3,000,000 shares designated, -0- shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Series C, $0.001 par value, 750,000 shares designated, 750,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	1	1
Series D, $1,000 stated value; 1,300 shares designated; 0 and 1,299 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $350	—	1,169
Series E, $1,000 stated value; 13,335 shares designated, 9,888 and 4,500 issued and outstanding as of September 30, 2015 and December 31, 2014 respectively; aggregate liquidation preference of $12,670	8,898	4,050
Series G, $5,000 stated value; 10,000 shares designated; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	—	—
Common stock, $0.001 par value, 35,000,000 authorized; 9,113,000 and 5,615,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	9	6
Additional paid-in capital	69,557	45,886
Accumulated deficit	(81,671)	(55,183)
Total stockholders' equity (deficit) and temporary equity	(793)	(4,071)
Total liabilities and stockholders' equity (deficit) and temporary equity	$15,383	$2,258

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Net sales	$—	$—	$—	$—

Operating expense:
Research and development	1,513	1,899	6,247	4,056
General and administrative	2,043	2,070	9,439	5,289
	3,556	3,969	15,686	9,345

Loss from operations	(3,556)	(3,969)	(15,686)	(9,345)

Other income (expense):
Interest expense	(245)	(46)	(415)	(756)
Loss on issuance of common stock	—	(193)	—	(260)
Loss on issuance of senior secured convertible promissory notes	(1,645)	—	(1,645)	(3,868)
Other Income (expense)	—	(74)	—	(92)
Change in fair value of warrant & derivative liabilities	—	(117)	—	356

Total other income (expense)	(1,890)	(430)	(2,060)	(4,620)
Net loss	$(5,446)	$(4,399)	$(17,746)	$(13,965)

Preferred stock dividend	$2,390	$26	$6,406	$78
Net loss attributable to common stockholders	$(7,836)	$(4,425)	$(24,152)	$(14,043)

Basic and diluted net loss per common share	$(0.98)	$(0.86)	$(3.37)	$(2.96)

Basic and diluted weighted average common shares outstanding	8,000,000	5,118,000	7, 157,000	4,744,000

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
AND TEMPORARY EQUITY

(Unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances as of January 1, 2015	755,799	$5,220	5,614,605	$6	$45,887	$(55,185)	$(4,072)
Common Stock issued for cash	—	—	—	—	—	—	—
Common stock issued for funding fees	—	—	259,595	—	2,820	—	2,820
Common stock issued for funding fees – to LPC as req’d at drawdown	—	—	—	—	—	—	—
Common stock issued for acquisition of Diogneix	—	—	662,526	1	7,950	—	7,951
Series E BCF Adj for Price reset from $7.50 to $4.50	—	—	—	—	—	—	—
Series E BCF 12% Notes	—	—	—	—	—	—	—
Series H BCF Adj	—	—	—	—	—	—	—
Common Stock issued for Series D convertible preferred stock quarterly dividend	—	—	7,820	—	35	—	35
Common Stock issued for Series E convertible preferred stock quarterly dividend	—	—	21,738	—	237	—	237
Sale of Series E preferred stock	3,278	2,950	—	—	—	—	2,950
Sale of Series G preferred stock	—	—	—	—	—	—	—
Sale of Series H preferred stock	—	—	—	—	—	—	—
Series E convertible preferred stock accretion of beneficial conversion feature as deemed dividend	—	—	—	—	441	(441)	—
Repurchase of Series G	—	—	—	—	—	—	—
Legal fees related to stock financing	—	—		—	(19)	—	(19)
SEC filing fee	—	—	—	—	—	—	—
Common Stock issued in conversion of Series D pref stock	(549)	(494)	122,073	—	494	—	—
Common Stock issued in conversion of Series E pref stock	(500)	(450)	41,667	—	450	—	—
Common Stock issued in conversion of Series G pref stock	—	—	—	—	—	—	—
Common stock issued to Series E holders	—	—	—	—	—	—	—
Common stock issued for Series D convertible preferred stock dividend upon conversion	—	—	—	—	—	(9)	—
Common stock issued for Series E convertible preferred stock dividend upon conversion	—	—	—	—	—	(172)	—
Common stock issued for Series G convertible preferred stock dividend upon conversion	—	—	—	—	—	—	—
Common stock issued as fee for debt financing arrangement	—	—	8,333	—	103	—	103
Series D dividend accrued	—	—	—	—	—	(24)	(24)
Series E dividend accrued	—	—	—	—	—	(364)	(364)
Series G dividend accrued	—	—	—	—	—	—	—
Common stock issued for service	—	—	9,028	—	106	—	106
Series G Write off	—	—	—	—	—	—	—
Cancelled Shares of Series G	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	488	—	488
Net loss	—	—	—	—	—	(6,580)	(6,580)

Balances as of March 31, 2015	758,028	$7,226	6,747,385	$7	$58,992	$(62,594)	$3,631
Common Stock issued for cash	—	—	—	—	—	—	—
Common stock issued for funding fees	—	—	—	—	—	—	—
Common stock issued for funding fees – to LPC as req’d at drawdown	—	—	—	—	—	—	—
Common stock issued for acquisition of Diogneix	—	—	—	—	—	—	—
Series E BCF Adj for Price reset from $7.50 to $4.50	—	—	—	—	2,835	(2,835)	—
Series E BCF 12% Notes	—	—	—	—	—	—	—
Series H BCF Adj	—	—	—	—	—	—	—
Common Stock issued for Series D convertible preferred stock quarterly dividend	—	—	3,620	—	16	—	16
Common Stock issued for Series E convertible preferred stock quarterly dividend	—	—	25,850	—	192	—	192
Sale of Series E preferred stock	444	400	—	—	—	—	400
Sale of Series G preferred stock	1,087	4,950	—	—	—	—	4,950
Sale of Series H preferred stock	—	—	—	—	—	—	—
Series E convertible preferred stock accretion of beneficial conversion feature as deemed dividend	—	—	—	—	—	—	—
Repurchase of Series G	—	—	—	—	—	—	—
Legal fees related to stock financing	—	—	—	—	(134)	—	(134)
SEC filing fee	—	—	—	—	—	—	—
Common Stock issued in conversion of Series D pref stock	(400)	(360)	88,888	—	360	—	—
Common Stock issued in conversion of Series E pref stock	—	—	—	—	—	—	—
Common Stock issued in conversion of Series G pref stock	—	—	—	—	—	—	—
Common stock issued to Series E holders	—	—	200,000	—	—	—	—
Common stock issued for Series D convertible preferred stock dividend upon conversion	—	—	—	—	—	—	—
Common stock issued for Series E convertible preferred stock dividend upon conversion	—	—	—	—	—	—	—
Common stock issued for Series G convertible preferred stock dividend upon conversion	—	—	—	—	—	—	—
Common stock issued as fee for debt financing arrangement	—	—	1,867	—	14	—	14
Series D dividend accrued	—	—	—	—	—	(8)	(8)
Series E dividend accrued	—	—	—	—	—	(231)	(231)
Series G dividend accrued	—	—	—	—	—	(114)	(114)
Common stock issued for service	—	—	17,360	—	98	—	98
Series G Write off	—	—	—	—	—	—	—
Cancelled Shares of Series G	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	318	—	318
Net loss	—	—	—	—	—	(5,721)	(5,721)

Balances as of June 30, 2015	759,159	$12,216	7,084,970	$7	$62,691	$(71,503)	$3,411
Common Stock issued for cash	—	—	13,334	—	63	—	63
Common stock issued for funding fees	—	—	74	—	—	—	—
Common stock issued for acquisition of Diogneix	—	—	—	—	—	—	—
Series E BCF Adj for Price reset from $7.50 to $4.50	—	—	—	—	—	—	—
Common Stock issued for Series D convertible preferred stock quarterly dividend	—	—	18,909	—	8	—	8
Common Stock issued for Series E convertible preferred stock quarterly dividend	—	—	416,173	—	230	—	230
Common Stock issued for Series G convertible preferred stock quarterly dividend	—	—	1,452,400	1	2,086	—	2,087
Series G Remainder	—	—	—	—	390	—	390
Sale of Series E preferred stock	2,166	1,949	—	—	—	—	1,949
Sale of Series G preferred stock	535	2,000	—	—	—	—	2,000
Sale of Series H preferred stock	3,056	2,413	—	—	—	—	2,413
Fair Value of common stock warrant issued with Series H	—	(1,548)	—	—	—	—	(1,548)
Series H BCF Adj	—	(864)	—	—	864	—	—
Deemed Dividend Series H	—	2,413	—	—	—	(2,413)	—
Cancellation of Series G	—	—	(212,087)	—	—	—	—
Series E convertible preferred stock accretion of beneficial conversion feature as deemed dividend	—	—	—	—	50	(50)	—
Legal fees related to stock financing	—	—	—	—	(135)	—	(135)
Common Stock issued in conversion of Series D pref stock	(350)	(315)	77,778	—	315	—	—
Common Stock issued in conversion of Series E pref stock	—	—	—	—	—	—	—
Common Stock issued in conversion of Series G pref stock	(1,622)	(6,950)	201,112	—	1,810	—	(5,140)
Common stock issued as fee for debt financing arrangement	—	—	—	—	—	—	—
Series D dividend accrued	—	—	—	—	—	(1)	(1)
Series E dividend accrued	—	—	—	—	—	(289)	(289)
Series G dividend accrued	—	—	—	—	—	(1,974)	(1,974)
Common stock issued for service	—	—	60,000	—	184	—	184
Nervada Warrant Liability issued in connection with issuance of Series H	—	—	—	—	600	—	600
Stock-based compensation expense	—	—	—	—	401	—	401
Net loss	—	—	—	—	—	(5,442)	(5,442)
Balances as of September 30, 2015	762,944	11,314	9,112,663	8	69,557	(81,672)	(793)

See notes to condensed consolidated financial statements.

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(17,744)	$(13,965)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	60	17
Amortization of debt discount	—	582
Amortization of deferred financing fees	104	145
Amortization of intangible assets	96	86
Stock issued for services	388	648
Write-off of clinical material	—	500
Reserve for investment	—	25
Loss on stock issuance	1,645	250
Loss on warrant issuance	—	3,867
Non-cash interest expense related to demand promissory note, warrants and derivative	—	37
Change in fair value of warrants and derivative liability	—	(356)
Stock-based compensation expense	1,208	914
Changes in assets and liabilities:
Restricted Cash	—	(129)
Clinical trial material	—	(500)
Deferred funding fees	(150)	116
Prepaid expenses and other current assets	(50)	(180)
Accounts Payable and accrued expenses	107	947
Related party liabilities and accrued interest	3	3
Accrued interest	258	—
Accounts expenses and accrued interest	—	57
Net cash used in operating activities	(14,075)	(6,926)

Cash flows from investing activities
Acquisition of DioGenix, Inc.	(1,098)	—
Investment	—	(25)
Acquisition of Cutanogen, Inc.	(4,000)	—
Acquisition of property and equipment	(11)	(144)
Acquisition other assets		(600)
Net cash used in investing activities	(5,109)	(769)

Cash flows from financing activities
Proceeds from notes payable	4,680	500
Proceeds from senior secured convertible promissory notes	2,750	—
Proceeds from Convertible preferred stock	14,023	—
Purchase of Series G convertible preferred stock	(4,750)
Repayment of convertible promissory notes	—	(9)
Financing costs	(288)	—
Proceeds from issuance of common stock	2,833	1,876
Proceeds from exercise of warrants	—	4,975
Net cash provided by financing activities	19,248	7,342

Net increase in cash and cash equivalents	64	(353)
Cash and cash equivalents
Beginning of period	214	1,033
End of period	$278	$680

Amarantus Bioscience Holdings, Inc

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental schedule of non-cash activities:
Common stock issued as fee for debt financing arrangement	$116	$523
Debt discount associated with convertible promissory note derivative liability	$7,319	$—
Record convertible preferred stock BCF – Series H	$2,413	$—
Series E Convertible preferred stock accretion of beneficial conversion feature as deemed dividend	$490	$—
Series E BCF conversion price reset from $7.50 to $4.50	$2,835	$—
Common stock issued for Series D preferred dividend	$60	$—
Common stock issued for Series E preferred dividend	$660	$—
Common stock issued for Series G preferred dividend	$2,088	$—
Series D preferred stock dividend accrued	$(34)	$—
Series E preferred stock dividend accrued	$(885)	$—
Series G preferred stock dividend accrued	$(2,088)	$—
Exchange of notes payable for Senior secured convertible debt	$3,021	$—
Note Payable to Series E preferred stock	$689	$—
Convertible debentures converted and associated reclassification of derivative liabilities	$—	$8,957
Debt discount written off - associated with convertible promissory notes	$—	$(1,823)
Stock issued for convertible promissory notes	$—	$11
Convertible promissory note issued for payables and accrued liabilities	$—	$(2)
Stock Subscription	$—	$146
Intangible assets	$—	$(50)
Deferred funding fees charged to equity upon sale of common stock	$—	$(518)
Stock issued to acquire intangible assets	$—	$104
Reclass of Series D Preferred from mezzanine to equity	$—	$839
Stock issued to satisfy accounts payable and accrued expenses	$—	$22

Supplemental cash flow information

Interest payments	$17	$1

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share and per share data)

(Unaudited)

1.	GENERAL

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. As of September 30, 2015, the Company had cash and cash equivalents of $278. Subsequent to September 30, 2015, we sold an additional 100 shares of Series E Preferred stock and received $90 of proceeds from such sales and we sold 811 shares of Series H preferred stock and received $740 of proceeds.

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

3.	BUSINESS COMBINATIONS

Acquisition of Diogenix, Inc.

On January 8, 2015, we acquired DioGenix, which owns a pipeline of diagnostic tests focused on immune-mediated neurological diseases, such as multiple sclerosis (MS). Its lead product, MSPrecise, can significantly expand a physician's ability to diagnose patients that exhibit unclear neurological dysfunction.

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

We incurred acquisition costs of $169, which were expensed.

The following unaudited supplemental pro forma information presents the financial results as if the Merger had occurred on January 1, 2014. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2014, nor is it indicative of any future results.

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net Sales	$—	$—
Operating Expenses	207	1,4400
Loss from operations	$(207)	$(1,440)
Total other expenses	(117)	(351)
Net Loss	$(324)	$(1,791)
Basic and diluted net loss per common share	$(0.06)	$(0.38)

Basic and diluted weighted average common shares outstanding 5,118,000 and 4,744,000, respectively.

Condensed Consolidated Statement of Operations net loss for the third quarter of 2015 and year to date was $5,446 and $17,746 respectively, which included the results of DioGenix after the merger on January 9, 2015. The loss incurred during the first eight days of January 2015 is immaterial for comparison purposes.

4.	Net loss per share

The following table sets forth the computation of the basic and diluted net loss per share attributable to the Company’s common stockholders for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(5,446)	$(4,399)	$(17,746)	$(13,965)
Preferred stock dividend	2,390	26	6,406	78
Net loss attributable to common stockholders	$(7,836)	$(4,425)	$(24,152)	$(14,043)

Denominator:
Common stock – basic	8,000,000	5,118,000	7, 157,000	4,744,000

Net loss per share	$(0.98)	$(0.86)	$(3.37)	$(2.96)

Potentially dilutive securities:	September 30, 2015	September 30, 2014
Outstanding common stock options(1)	366,000	156,000
Outstanding performance based and market based common stock options	27,000	27,000
Outstanding preferred stock option(1)	17,000	17,000
Common Stock Purchase Warrants(1)	4,699,000	311,000
Related party liability	213,000	18,000
Convertible senior secured promissory note(s)(1)	6,702,000	32,000
Convertible preferred stock Series C (1)	5,000	5,000
Convertible preferred stock Series D (1)	--	287,000
Convertible preferred stock Series E (1)	1,318,000	--
Convertible preferred stock Series H (1)	3,370,000	--

(1)	The impact of stock options, warrants, convertible debt instruments and convertible preferred stock which do not have participation rights is anti-dilutive in a period of loss from continuing operations.

5.	intangible assets

The following table summarizes our intangible assets:

	Period Ended
	September 30, 2015	December 31, 2014
Intangibles – Acquisition Diogenix (Preliminary IPRD)	$8,812	$—
Intangibles – Acquisition patents	4,000	—
Licenses	1,685	1,685
Accumulated amortization	(283)	(188)
Total licenses, net	1,402	1,497
Total intangible assets, net	$14,214	$1,497

Intangible assets are amortized over the expected remaining lives of the respective patents. As of September 30, 2015, amortization expense for the next five years is expected to be as follows:

2015 (remaining three months)	$64
2016	128
2017	128
2018	128
2019	128
thereafter	857
Total	$1,433

Acquisition of Diogenix (Preliminary IPRD)

On January 8, 2015, we acquired DioGenix, which owns the intellectual property rights related to a pipeline of diagnostic tests focused on immune-mediated neurological diseases, such as multiple sclerosis (MS). Its lead product, MSPrecise, can significantly expand a physician's ability to diagnose patients that exhibit unclear neurological dysfunction. Consideration paid included 662,526 shares of Company stock valued at $12.00 per share and $900 in cash for a total consideration of $8,850. In addition, the agreement provides for a contingent payment amount up to $2,000 in cash and common stock of the Company should the acquired company achieve certain milestones related to results of clinical testing and future revenue from products in development.

Asset Acquired Engineered Skin Substitute Intellectual Property - Lonza Walkersville

On July 8, 2015, Amarantus Bioscience Holdings, Inc. (the “Company”) exercised its previously disclosed option to acquire Intellectual property rights on the Engineered Skin Substitute for $4,000. Pursuant to the Agreement, the Company will be required to pay up to $5,000 in aggregate milestone payments upon the achievement of certain regulatory milestones, none of which have currently been met.

6.	NOTES PAYABLE

Notes Payable

On July 1, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Investor”) pursuant to which such Investor purchased an aggregate of $650 in principal amount of 12% Promissory Notes (the “Notes”) due April 2, 2016 (the “Note Transaction”). This note was shortly thereafter converted into 766 shares of Series E Convertible Preferred Stock with a 10% OID discount.

On July 9, 2015, the Company entered into a Securities Purchase Agreement (the “Notes SPA”) with four investors (the “Investors”) pursuant to which such Investors purchased an aggregate of $1,000 in principal amount of 12% Promissory Notes (the “Notes”) due July 9, 2016 (the “Note Purchase Transaction”). In connection with these Note Transactions, effective on July 9, 2015, the Company entered into a Security Agreement with the Investors (the “Security Agreement”) pursuant to which the Company agreed to grant a security interest in certain of its property (the “Collateral”) to the Investors in order to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Notes.

Other Miscellaneous Notes Payable

During the third quarter the Company also issued multiple other Notes Payable which aggregated $180 of principal (with weighted average interest rates of 14%). These Notes Payable are generally due within one year of issuance. In the event of default 130% of principal is owed. Events of default include failure to pay principal when due and other customary events of default, which includes cross default provisions.

EVENTS OF DEFAULT

The Company is currently is in compliance with all Notes Payable.

7.	SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

12% Senior Secured Convertible Promissory Note and Warrants

Delafield Notes

On September 30, 2015, the Company entered into a Securities Purchase Agreement (the “Notes SPA”) with an institutional investor for the sale of an aggregate principal amount $3,056 (including 10% OID) 12% Senior Secured Convertible Promissory Notes due September 29, 2016 (the “Senior Secured Notes”) and a warrant to purchase 1,299,000 shares of common stock (the “PP Warrant”) in a private placement offering (the “PP Offering”). The gross proceeds to the Company from the PP Offering were $2,750.

The PP Warrant is exercisable at any time on or after the earlier to occur of (i) all shares of common stock underlying the PP Warrant are registered for resale under the Securities Act of 1933, and (ii) the date six (6) months from September 30, 2015 (the earlier to occur of (i) and (ii), the “Initial Exercise Date”) and on or prior to the close of business on the five-year anniversary of the Initial Exercise Date at an exercise price of $2.00 per share.

The terms of the warrants had reset provisions that precluded their inclusion as equity and was recorded as a derivative liability. See footnote 8.

Dominion Notes

On September 30, 2015, the Company entered into an exchange agreement (the “Exchange Agreement”) with an existing institutional investor pursuant to which the existing investor exchanged $3,021 (including OID and make-whole) aggregate principal amount of Notes Payable, which included principal and accrued interest for Senior Secured Convertible Notes of the Company for $3,021 aggregate principal amount of Senior Secured Notes and a common stock purchase warrant to purchase 1,299,000 with a $2.00 exercise price.

Interest Terms

The principal amount of the Senior Secured Notes shall accrue interest at a rate equal to 12% per annum, payable on the Maturity Date in cash, or, at the Company’s option, in common stock or a combination thereof. At any time upon five (5) days written notice to the Investor, the Company may prepay any portion of the principal amount of the Senior Secured Notes and any accrued and unpaid interest at an amount equal to 120% of the then outstanding principal amount of the Senior Secured Notes and accrued interest or 130% if a Qualified Financing (as defined in the Senior Secured Notes) has occurred.

Security interest

In connection with the issuance of the Senior Secured Convertible Promissory Notes, the Company granted a security interest in all of its assets to the note holders.

Events of Default

The Senior Secured Notes contain certain customary Events of Default (including, but not limited to, default in payment of principal or interest thereunder, breaches of covenants, agreements, representations or warranties thereunder, the occurrence of an event of default under certain material contracts of the Company, including the transaction documents relating to the PP Offering, changes in control of the Company, filing of bankruptcy and the entering or filing of certain monetary judgments against the Company). Upon the occurrence of any such Event of Default the outstanding principal amount of the Senior Secured Notes, plus accrued but unpaid interest, liquidated damages, and other amounts owing in respect thereof through the date of acceleration, shall become, at the Investor’s election, immediately due and payable in cash. Upon any Event of Default that results in acceleration of the Senior Secured Notes, the interest rate on the Senior Secured Notes shall accrue at an interest rate equal to the lesser of 24% per annum or the maximum rate permitted under applicable law.

The Company is currently is in compliance with all Senior Secured Convertible Promissory Notes.

Conversion Features

At any time after the issuance date of the Senior Secured Notes until all amounts due have been paid in full, the Senior Secured Note shall be convertible, in whole or in part, into shares of common stock at the option of the holder, at any time and from time to time. The conversion price in effect on any conversion date shall be equal to the lowest of (i) $2.50, (ii) 75% of the lowest daily VWAP in the fifteen (15) trading days prior to the conversion date, or (iii) (A) if a Public Offering (as defined in the Senior Secured Note) that is not a Qualified Public Offering (as defined in the Senior Secured Note) has occurred, 75% or (B) if a Qualified Public Offering has occurred, 80% of the lowest of the (x) per share price of shares of common stock, and (y) the lowest conversion price, exercise price or exchange price of any common stock equivalents, that are sold or issued to the public in the Public Offering or the Qualified Public Offering, respectively.

The conversion features of the notes were bifurcated from the host instrument as its conversion terms were not indexed to the company’s own stock. In addition, the warrants associated with the debt instruments were also treated as a free standing derivative liability. The total fair value of the embedded conversion feature and the warrants exceeded the net proceeds received and resulted in a loss in issuance of $1,045. See footnote 8 for inputs utilized in fair valuing the conversion option and notes.

8.	FAIR VALUE MEASUREMENTS

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

Fair value is defined under the standard as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value:

●	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
●	Level 2 — inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
●	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 by level within the fair value hierarchy, are as follows:

Fair Value Measurements at September 30, 2015

	Level 1	Level 2	Level 3	Total
Warrant liability	$—	$—	$3,720	$3,720
Derivative Liability	—	—	4,645	4,645

Total fair value	$—	$—	$8,365	$8,365

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for September 2015:

	Warrant Liability	Derivative Liability	Total
December 31, 2014	$—	$—	$—
Issuance of convertible notes	—	3,720	3,720
Issuance of warrants	4,645	—	4,645
September 30, 2015	$4,645	$3,720	$8,365

As of September 30, 2015, the fair value of the warrant liability is $4,645 and the derivative liability is $3,720 and $232,988, The fair value of the warrants at September 30, 2015 were determined using the Black-Scholes model with the following assumptions:

	Warrant	Derivative
Contractual life (years)	5	1
Annualized volatility	250%	97%
Conversion price	$2.00	$0.91
Expected dividends	0%	0%
Risk-free investment rate	1.3%	0.3%

9.	commitments and contingencies

Commitments:

Sponsored Research Arrangements:

We entered into a number of sponsored research agreements during 2014, primarily, which require us to make future payments as follows:

2015 (remaining)	$102
2016	150
Total	$252

Research, License, and Option to License Arrangements

The Company is a party to various agreements that obligate it to make certain payments:

10.	EQUITY

Series G Preferred Stock

Issuance

In the second quarter the Company issued 1,087 shares of Series G Preferred stock for gross proceeds of $5,000, which was net of 8% original issue discount.

On July 10, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Series G SPA”) with an institutional investor for the sale of 435 shares of the Company’s Series G Preferred Stock and an additional 100 shares of Series G Preferred Stock as a fee (collectively, the “Shares”) in a registered direct offering (the “Offering”), subject to customary closing conditions.   The gross proceeds to the Company from the registered direct offering were $2,000. Closing conditions were met on July 10, 2015 and the transaction was closed on July 13, 2015. The Series G Preferred Stock has a fixed conversion price of $9.00.

Repurchase Agreement

On September 25, 2015, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with the holder of all of the Company’s issued and outstanding Series G Preferred Stock (the “Series G Holder”) pursuant to which the Company has repurchased the remaining 1,280 are of Series G Preferred Stock and all shares of common stock held by the Series G Holder for an aggregate purchase price of $4,750. As of October 1, 2015, there are no more shares of Series G Preferred Stock issued and outstanding.

Conversions during the Quarter

342 shares of Series G converted through September 30, 2015 into 190,000 of common shares. In addition, the holders upon conversion received a conversion premium amount based on an agreed upon dividend rate which ranged 13-24% and six years from the date of notice of exercise. In aggregate a conversion premium amount of $1,949 was due the holders.

The conversion premium amount was converted into common stock based upon an agreed upon discount to the common stock price, which ranged between $0.90 to $3.40. This resulted in additional common stock issued of approximately 1,416,000.

Series H Preferred Stock and Warrants

On September 30, 2015, Amarantus BioScience Holdings, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Series H SPA”) with an institutional investor for the sale of 3,055.556 (including 10% OID) shares of the Company’s 12% Series H Preferred Stock (the “Series H Preferred Stock”) and a warrant to purchase 1,299,000 shares of common stock (the “RD Warrant” and together with the Series H Preferred Stock, the “Securities”) in a registered direct offering (the “RD Offering”), subject to customary closing conditions. The gross proceeds to the Company from the RD Offering were $2,413, net of $337 of legal fees. Each share of Series H Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at an initial conversion price of the lower of (i) $2.50, subject to adjustment and (ii) 75%, subject to adjustment, of the lowest volume weighted average price, or VWAP, during the fifteen (15) Trading Days immediately prior to the date a conversion notice is sent to the Company by a holder, at any time at the option of the holder. The proceeds of the raise was used to buyout the holders of the Series G. A minimal amount was remaining and was included as a dividend.

The RD Warrant is exercisable at any time on or after the earlier to occur of (i) all shares of common stock underlying the RD Warrant are registered for resale under the Securities Act of 1933, and (ii) the date six (6) months from September 30, 2015 (the earlier to occur of (i) and (ii), the “Initial Exercise Date”) and on or prior to the close of business on the five-year anniversary of the Initial Exercise Date at an exercise price of $2.00 per share. The warrant had price protection terms that precluded an equity classification, as such $1,548 was recorded as a derivative liability and recorded as net of proceeds.

The allocation of proceeds associated with the warrants resulted in an effective conversion price that was in the money by $0.94, a beneficial conversion feature. The beneficial conversion feature was limited to $865 and along with the warrant was accreted back as a deemed dividend of $2,413.

Nervada Warrants

The Company 500,000 common stock purchase warrants to acquire to lock-up common shares held. The warrants are exercisable at $0.01 per unit. The Company fair valued the warrant at $600,000 and recorded a loss on issuance. The inputs included exercise price of $0.01, contractual term of 5 years, volatility of 250% and risk free rate of 1%. The warrants are exercisable on September 30, 2016.

11.	STOCK OPTION PLANS

Stock-based compensation expense for all plans is classified in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$93	$123	$254	$311
General and administrative	308	315	955	603
Total	$401	$438	$1,209	$914

At September 30, 2015, there was a total of approximately $2,732 of unrecognized compensation cost, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

12.	SUBSEQUENT EVENTS

Series H Preferred Stock and Warrants

Subsequent to September 30, 2015, we sold 822 shares of Series H Preferred Stock and warrants for gross proceeds of $750. All terms and conditions of this Series H Preferred Stock and warrants were the same as those described in Note 10.

Subsequent to September 30, 2015, we sold an additional 100 shares of Series E Preferred stock and received $90 of proceeds from such sales. All terms and conditions of this Series E Preferred Stock were the same terms as previously issued.

2,300,000 common shares were issued in connection with the conversion of 891 Series H Preferred stock subsequent to September 30, 2015.

1,578,000 shares of common stock were issued associated with the conversion of $550 of senior secured convertible promissory notes.

Approximately 508,000 common shares were issued to satisfy accrued dividends associated with preferred stock and common stock services.

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

In September 2014, we submitted a request to the FDA for a review and written feedback of our Phase 2b program clinical trial design for Eltoprazine in PD LID. We have received feedback from the FDA on our trial design, and are in the process of preparing a full IND submission for this important therapeutic indication. Following initiation of our Phase 2b program clinical study of Eltoprazine in PD LID, we will submit a request to the FDA regarding further clinical development of Eltoprazine in Adult ADHD. In September2015, the company received notification of approval from the FDA that IND 124224 was approved and allows the company to commence this clinical trial.

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

The Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

During the three months ended September 30, 2015 and 2014, we generated no revenue.

Research and development costs for the three months ended September 30, 2015 (the “Current Quarter”) decreased $386 to $1,513 from $1,899 for the three months ended September 30, 2014 (the “Prior Year Quarter”) primarily due to scaled back operations, clinical related costs and research arrangements.

General and administrative expenses decreased $27 to $2,043 for the Current Quarter from $2,070 for the Prior Year Quarter primarily due to reduced spending on headcount with related compensation expense.

For the Current Quarter, Other income (expense) increased $1,460 to an expense of $1,890 from $430 in the Prior Year Quarter. Interest expense increased from the prior year quarter $199 and warrant and derivative charges of $1,645.

Net loss for the Current Quarter was $5,446 as compared to a net loss of $4,399 for the Prior Year Quarter with the increase in loss driven by derivative related expenses.

Inflation adjustments have had no material impact on us.

The Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

During the Nine months ended September 30, 2015 and 2014, we generated no revenue.

Research and development costs for the Nine months ended September 30, 2015 (the “Current Period”) increased $2,191 to $6,247 from $4,056 for the Nine months ended September 30, 2014 (the “Prior Year Period”) primarily due to increases in consultants, clinical related costs and research arrangements.

General and administrative expenses increased $4,150 to $9,439 for the Current Period from $5,289 for the Prior Year Period primarily due mostly to the loss on the issuance of warrants and increased spending on headcount with related compensation expense, consulting, Lonza Option payments, acquisition costs and other professional services.

For the Current Period, Other income (expense) decreased $2,560 to an expense of $2,060 from $4,620 in the Prior Year Period. Interest expense and loss on issuance of warrants decreased $2,564. Change in fair value of warrant and derivative liability decreased $356 to $0 for the current period

Net loss for the Current Period was $17,746 as compared to a net loss of $13,965 for the Prior Year Period with the increase in loss driven by the loss on the issuance of warrants, headcount, research and development expense, consulting, Lonza Option payments, professional services and acquisition costs.

Inflation adjustments have had no material impact on us.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $1,035 consisting of $278 in cash and cash equivalents and $595 in prepaid expenses and other current assets, and $162 in deferred funding fees. As of September 30, 2015, we had current liabilities in the amount of $16,175 consisting of:

Accounts payable and accrued expenses	$6,302
Related party liabilities and accrued interest	$256
Accrued interest	$73
Notes payable	$1,180
Senior secured convertible promissory notes, net of discount $6.1 million	$—
Derivative liability	$8,364

As of September 30, 2015, the Company had a working capital deficit in the amount of $15,140 compared to a deficit of $5,917 at December 31, 2014. The increase in the working capital deficit is primarily driven by the increase in short term financing.

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(14,075)	$(6,926)
Net cash used in investing activities	(5,109)	(769)
Net cash provided by financing activities	19,248	7,342
Net increase in cash and cash equivalents	$64	$(353)

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Principal Executive Officer, and Robert Farrell, our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We have hired additional staff and added additional resources and expect to remediate the material weakness in our disclosure controls and procedures by the end of our fiscal year December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial conditions and result of operations.

Item 2. Unregistered Sales of Equity Securities

On July 1, 2015 we issued 44,386 shares of our restricted common stock as consideration for a dividend payment.

On July 1, 2015 we issued 5,000 shares of our restricted common stock as consideration for services rendered.

On August 26, 2015 we issued 15,000 shares of our restricted common stock as consideration for deferred funding costs.

On September 28, 2015 we issued 389,933 shares of our restricted common for a dividend payment.

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

Amarantus Bioscience Holdings, Inc.

Date:	November 23, 2015

By:	/s/ Gerald E. Commissiong
Gerald E. Commissiong
Title: Chief Executive Officer
(Principal Executive Officer, President and Director)

By:	/s/ Robert Farrell
Robert Farrell
Chief Financial Officer (Principal Financial and Accounting Officer)