Form 10-K
period 2015-12-31
Amarantus Bioscience Holdings, Inc.
filed 2016-05-16
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K. Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, was $42,400,694 based upon the closing price of the Company’s common stock on June 30, 2015

As of May 11, 2016, there were 67,507,073 shares of common stock outstanding.

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

Item 1.  Business

Company Overview

Amarantus Bioscience Holdings, Inc. (”the Company”) is biopharmaceutical holding company founded in January 2008. We own, or have exclusive licenses, to various product candidates in the therapeutic and diagnostic sectors of the Life Sciences industry. We are developing a regenerative medicine cell therapy-based autologous skin replacement product called Engineered Skin substitute (“ESS”) in mid-stage clinical development for the treatment of life-threatening severe burns. ESS is expected to reduce the need for traditional skin grafts by speeding the time to wound closure of large burns and reducing infection risks. Our wholly-owned subsidiary Cutanogen Corp. is developing ESS.

The Company is also developing a mid-stage clinical stage pharmaceutical drug candidate, Eltoprazine, as a symptomatic treatment for Parkinson’s disease levodopa-induced dyskinesias or PD-LID, Attention Hyperactivity Disorder or ADHD, and Alzheimer’s disease-related aggression. In addition, we are in pre-clinical development of a biologic protein product candidate Mesencephalic Astrocyte-derived Neurotrophic Factor,MANF, as a vision loss the treatment for retinitis pigmentosaor RP and retinal artery occlusion or RAO. The Company, through its wholly-owned subsidiary, Amarantus Diagnostics, is developing diagnostic candidates for multiple sclerosis (“MSprecise®) and Alzheimer’s disease (“LymPro Test®”).

The Company is evaluating strategic options to fund its ongoing business operations and may consider the sale and/or partnerships of some or all of its assets and/or subsidiaries.

Reverse Stock Split In Q2/2015

On May 2, 2015, the Company’s Board of Directors and stockholders approved a 1-for-150 reverse stock split of the Company’s authorized and issued and outstanding common stock. The reverse stock split became effective on June 10, 2015. Upon the effectiveness of the reverse stock split, (i) every one hundred and fifty shares of outstanding common stock was combined into one share of common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased, (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced.

Unless otherwise indicated, all of the share numbers, share prices and exercise prices in these consolidated financial statements have been adjusted, on a retroactive basis, to reflect this 1-for-150 reverse stock split.

Principal Products in Development

Engineered Skin Substitute (ESS) development by wholly-owned subsidiary Cutanogen Corporation

In July 2015, we completed the acquisition of Cutanogen Corporation (“Cutanogen”), a biotechnology company holding intellectual property for Engineered Skin Substitute (ESS), from Lonza Walkersville, a subsidiary of Lonza Group, Ltd. ESS is an autologous, full-thickness skin replacement product for the treatment of life threatening severe burns. Concurrent with the acquisition of Cutanogen, we engaged Lonza Walkersville to produce ESS for human clinical trials and subsequent commercial distribution. ESS has become the Company’s primary development focus.

We believe ESS has the potential to become the standard of care in the treatment of severe burns. It a tissue-engineered skin prepared from autologous (patient's own) skin cells. The product candidate is produced from a small sample of the patient's remaining healthy skin. The sample is harvested from a portion of healthy skin remaining on a burn patient's body and is then shipped to Lonza’s central laboratory facility. Proprietary ESS methodologies and techniques are applied to produce full thickness skin grafts containing both epidermal and dermal layers that cover sufficient surface area to close the deep, severe wounds covering the majority of the patient’s body. The newly produced ESS skin grafts are then shipped to the burn center for surgical transplantation onto the original patient to facilitate wound closure. Wound closure is of critical importance in this setting to promote healing and to reduce the risk of a variety of infections, including sepsis. Researchers consider self-to-self skin grafts from autologous skin tissue to be ideal for burn treatment because they are less likely to be rejected by the immune system of the patient, unlike with porcine or cadaver grafts with which immune system rejection is likely.

ESS is being developed with financial support from a grant from the Armed Forces Institute for Regenerative Medicine (AFIRM). The AFIRM grant was awarded to support the IND and initial clinical studies. The Company also entered into a Cooperative Research and Development Agreement (CRADA) with the U.S. Army Institute of Surgical Research (USAISR) and Rutgers, The State University of New Jersey (Rutgers University), to support a Phase 2 clinical trial for the treatment of deep partial and full-thickness burns in adult patients, including US soldiers. The Phase 2 study is intended to evaluate the safety and efficacy of ESS versus meshed split thickness autograft, the current standard of care.

We have received orphan drug designation with the Food and Drug Administration (FDA for the treatment of full thickness burns covering over 50% of the total body surface area (TBSA). The Company has filed applications for rare pediatric disease designation (RPDD) and Orphan Drug Designation (ODD) for ESS in the treatment of Giant Congenital Melanocytic Nevi (GCMN), and intends to request RPDD and ODD from the FDA for the treatment of severe burns in children who are still growing. In addition, the Company intends to request fast-track designation and breakthrough designation pathways, for severe burns, severe burns in children who are still growing and GCMN.

Eltoprazine in development for the treatment of symptomatic neurological disorders

Eltoprazine is a small molecule 5HT1a/1b partial agonist in mid-stage clinical development for the treatment of symptomatic neurological disorders including Parkinson's disease levodopa-induced dyskinesia (PD-LID), Attention Deficit Hyperactivity Disorder (ADHD) and Alzheimer’s disease aggression. Eltoprazine was originally developed by Solvay Pharmaceuticals for the treatment of aggression, including a successful Phase 2a Alzheimer’s disease aggression clinical study. Eltoprazine has been evaluated in over 680 human subjects to date, with a well-established safety profile. Solvay out-licensed the Eltoprazine program to PsychoGenics. PsychoGenics licensed Eltoprazine in 2014 to Amarantus following a successful Phase 2 studies in PD-LID in Europe and successful Phase 2 clinical study Adult ADHD in the United States. In each study, both primary and secondary endpoints were met.

In March 2015, the Company received notification of approval from the FDA that IND 124224 was approved which allowed the Company to commence this clinical trial. We commenced a Phase 2b clinical study in PD LID, and enrolled one patient, but then paused enrollment due to the classification of PD LID as an orphan indication and due to internal prioritization of our ESS program. There is no pre-clinical, safety, or other activity concern about the use of Eltoprazine that was involved in this decision.

In February 2016, we received orphan drug designation (ODD) from the FDA for Eltoprazine in the treatment of Parkinson's disease levodopa-induced dyskinesia (PD-LID). We are currently evaluating strategic options for the further development of Eltoprazine, including potential out-licensing or spinouts of the program.

Mesencephalic Astrocyte-derived Neurotrophic Factor (MANF)

MANF is a biologic protein drug candidate that was discovered by the Company’s Chief Scientific Officer, Dr. John Commissiong. It is believed to have broad potential as a treatment that reduces and/or prevents apoptosis (cell death) in response to injury or disease, via the unfolded protein response. We are the front-runner and primary holder of intellectual property around MANF, and are focusing on the development of MANF-based protein therapeutics in the areas of orphan ophthalmological conditions. MANF has demonstrated efficacy as a disease-modifying treatment in animal models of retinitis pigmentosa (“RP”) and retinal artery occlusion (“RAO”). MANF has received orphan drug designation from the FDA for the treatment of RP and RAO.

We are planning the next phase of pre-clinical studies with MANF, and are continuing to work on manufacturing clinical-grade material for MANF human clinical development programs.

Alzheimer’s disease and multiple sclerosis development by wholly-owned subsidiary Amarantus Diagnostics, Inc.

LymPro Test ®

The Lymphocyte Proliferation Test (“LymPro Test®”, or “LymPro”) is a diagnostic blood test for Alzheimer’s disease originally developed by the University of Leipzig in Germany. The test works by evaluating the cell surface marker CD69 on peripheral blood lymphocytes following a mitogenic stimulation. The underlying scientific basis for LymPro is that Alzheimer’s patients have a dysfunctional cellular machinery division process that inappropriately allows mature neurons in the brain to enter the mitotic process (cell division /cell cycle). When this happens the neurons start the cell division process, but cannot complete the process. This inappropriate cell division activation process is also present in the lymphocytes of Alzheimer’s patients. The LymPro Test is available to the pharmaceutical industry under an investigational use only (“IUO”) designation at the company’s contracting laboratory, Icon Central Laboratories in Farmingdale, NY.

MSPrecise®

In January 2015, we acquired Diogenix, Inc. (now Amarantus Diagnostics), the developer of the MSPrecise® diagnostic test which is a proprietary next-generation DNA sequencing (NGS) assay for the identification of patients with multiple sclerosis. MSPrecise ® utilizes next-generation sequencing to measure DNA mutations found in rearranged immunoglobulin genes in immune cells initially isolated from cerebrospinal fluid. MSPrecise ® offers a novel method of measuring changes in adaptive human immunity and may also be able to discern individuals whose disease is more progressive and requires more aggressive treatment. Unpublished results from a clinical validation study in relapsed remitting multiple sclerosis (“RRMS”) demonstrated that MSPrecise® met the primary study endpoint in patients suspected of having RRMS and provided a clear improvement in classifying early-stage RRMS patients when compared with the published performance for the current diagnostic standard of care by cerebrospinal fluid (CSF) analysis. In this study, MSPrecise performed well as a standalone test, and was of greater predictive value when combined with the current standard of diagnosis, oligoclonal banding (OCB).

Additional Diagnostic Biomarkers

The Company owns intellectual property rights to two diagnostic blood test platforms known as NuroPro and BC-. NuroPro is a neurodegenerative disease diagnostic platform with a lead application in Parkinson’s disease. BC-SeraPro is an oncology diagnostic platform with a lead application in breast cancer.

Phenoguard

MANF was discovered utilizing our proprietary PhenoGuard protein discovery technology, and we believe that this drug discovery platform can be used to discover other, similar neurotrophic factors. Our PhenoGuard technology currently consists of 88 cell lines, and we intend to expand the number of such cell lines as we conduct research directed towards the discovery of such additional neurotrophic factors. We have placed further work with our Phenoguard technology on hold, as we apply our resources to the continuing development of ESS.

Recent Developments

Amarantus Diagnostics Sale

On May 11, 2016 (the “Effective Date”), the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) among the Company, Amarantus Diagnostics, Inc., a wholly-owned subsidiary of the Company (“AMDX”) and Avant Diagnostics, Inc. (the “Buyer”). Pursuant to the terms of the Exchange Agreement, the Buyer purchased 100% of the outstanding capital stock of AMDX from the Company (the “AMDX Sale”). The AMDX Sale closed upon the execution of the Exchange Agreement. Gerald Commissiong, President and Chief Executive Officer of the Company, became a member of the Buyer’s Board of Directors (the “Board”) upon closing of the AMDX Sale. A copy of the Exchange Agreement is attached hereto as Exhibit 2.1 and incorporated herein by reference.

The Buyer paid aggregate consideration of 80,000,000 shares of its common stock to the Company for the AMDX Sale, subject to the issuance of additional shares upon the occurrence of certain events set forth in the Exchange Agreement (the “AMDX Consideration”). During the thirty-six (36) months from May 11, 2016 (the “Measurement Period”), if AMDX generates sales of at least five million dollars ($5,000,000) with respect to MSPrecise®, during any consecutive 12-month period or twelve million dollars ($12,000,000) million cumulatively during the Measurement Period, the Buyer shall issue the Company an additional 10,000,000 shares of the Buyer’s common stock (the “Additional AMDX Consideration”) . Each share of Buyer common stock received in connection with the AMDX Sale shall be subject to a lock-up beginning on the Effective Date and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the parties to that certain escrow agreement entered into between the Buyer, AMDX, the Company and certain creditors of the Company (the “Lock-Up Period”).

At the end of the Lock-Up Period, in the event that the AMDX Consideration has a value equal to or less than $3,000,000 in the aggregate on the date the Lock-Up Period expires (based on the average closing “print’ prices at 4:00 p.m. of the Buyer’s common stock on the last five days prior to the date the Lock-Up Period expires as listed or quoted on any national securities exchange or over-the-counter market (including any tier maintained by the OTC Markets, Inc.), as the case may be (the “Lock-Up Termination Date Closing Price”) multiplied by the AMDX Consideration) (the “Lock-Up Termination Date”), the Buyer shall issue the Company such number of additional shares of its common stock (the “Additional Common Stock”) equal to the lesser of (i) 9.99% of the outstanding shares of the Buyer’s common stock as of the Lock-Up Termination Date or (ii) the difference between $3,000,000 and the value of the AMDX Consideration as of the Lock-Up Termination Date divided by the Lock-Up Termination Date Closing Price. Notwithstanding the foregoing, in lieu of issuance of any Additional Common Stock, the Buyer may, in its sole discretion, pay to the Buyer an amount in cash equal to the aggregate value of the Additional Buyer Common Stock to be issued. So long as the Company holds any shares of Additional Common Stock, at any meeting of the stockholders of the Buyer or any written action by consent of stockholders of the Buyer called for any matter, unless otherwise directed in writing by the Buyer, the Company shall vote or shall cause to be voted any issued and outstanding shares of Additional Common Stock owned by the Company as of the record date with respect to such meeting or consent as requested by the Buyer’s chief executive officer.

The Exchange Agreement includes customary representations, warranties and covenants of the Company, AMDX and the Buyer made solely for the benefit of the parties to the Exchange Agreement. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Company, AMDX and the Buyer and may be subject to important qualifications and limitations agreed to by the Company, AMDX and the Buyer in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to stockholders or may have been used for purposes of allocating risk among the Company, AMDX and the Buyer rather than establishing matters as facts. Investors are not third-party beneficiaries under the Exchange Agreement and should not rely on the representations, warranties and covenants in the Exchange Agreement or any description thereof as characterizations of the actual state of facts of the Company, AMDX and the Buyer or any of their respective subsidiaries or affiliates.

In connection with the Exchange Agreement, on the Effective Date, the Company entered into an escrow agreement dated May 11, 2016 by and among the Company, the Buyer, AMDX, holders of the Company’s secured debt (“Secured Holders”) and Robinson Brog Leinwand Greene Genovese & Gluck P.C., a professional corporation organized and existing under the laws of the State of New York, as Escrow Agent (the “Escrow Agreement”) pursuant to which the AMDX Consideration and Additional AMDX Consideration (collectively, the “Escrow Shares”) was deposited into escrow with the Escrow Agent to be held in escrow for the Lock-Up Period. 1.5 million of the Escrow Shares can be released to the Secured Holders for any event of default under the agreements between the Secured Holders and the Company. In addition, 7.25 million of the Escrow Shares can be released to the Company to repay certain notes and 7.25 million of the Escrow Shares can be released to the Company in connection with a stock dividend by the Company to its holders of common stock. The remaining 74 million of the Escrow Shares can be sold and assigned by the Company; provided that no less than 70% of the net proceeds from any sale shall be used to repay certain notes of the Company or redeem outstanding shares of preferred stock.

In connection with the Exchange Agreement, on the Effective Date, the Buyer issued a convertible promissory note to the Company pursuant to which the Company purchased a note with aggregate principal amount of $50,000 for an aggregate purchase price of $50,000 (the "Note"). The Note bears interest at 12% per annum and matures one year from the date of issuance. The Note will be convertible at the option of the Company at any time into shares of common stock of the Buyer, at an initial conversion price equal to $0.20, subject to adjustment. The conversion price of the Note is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The Buyer has contractually agreed to restrict its ability to convert the Note such that the number of shares of Buyer common stock held by the Company and its affiliates after such conversion does not exceed 4.99% of the Buyer’s then issued and outstanding shares of common stock.

Eltoprazine

In February 2016, we received orphan drug designation (ODD) from the US FDA for Eltoprazine in the treatment of Parkinson's disease levodopa-induced dyskinesia (PD-LID).

Market

Diagnostics for Alzheimer’s disease

Treatments for Severe Burns

A burn is a type of injury to flesh or skin caused by heat, electricity, chemicals, friction, or radiation. Burns that affect only the superficial skin are known as superficial or first-degree burns. When damage penetrates into some of the underlying layers, it is a partial-thickness or second-degree burn. In a full-thickness or third-degree burn, the injury extends to all layers of the skin. A fourth-degree burn additionally involves injury to deeper tissues, such as muscle or bone.

The treatment required depends on the severity of the burn. Superficial burns may be managed with little more than simple pain relievers, while major burns may require prolonged treatment in specialized burn centers. Full-thickness burns usually require surgical treatments, primarily skin grafting. According to the American Burn Association, there are currently approximately between 500 and 2000 cases annually involving burns covering over 50% of the patient’s total body surface area. In this patient population, the mortality rate is approximately 40%. The long-term outcome is primarily related to the size of burn and the age of the person affected, and the speed with which the wound surface area can be closed.

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

Levodopa (also known as L-dopa) remains the gold standard for the treatment of the debilitating motor symptoms of PD. A side effect of prolonged treatment with levodopa is the occurrence of levodopa-induced dyskinesia (PD-LID). PD-LID is characterized by involuntary non-purposeful movements of the head and neck, arms, legs or trunk. With continued levodopa treatment, and as PD progresses, PD-LID can become severely disabling and has been associated with a decrease in the quality of life for Parkinson's patients. There are currently no medications approved for the treatment of PD-LID. Reducing PD-LID is one of the greatest patient unmet medical needs in the treatment of advanced PD according to the Michael J. Fox Foundation. Although no drug is currently approved by the U.S. Food and Drug Administration (“FDA”) for PD-LID, several studies have demonstrated efficacy in a subset of the PD LID population using a drug called Amantadine.

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

There are no specific diagnostic tests for MS. The diagnosis relies on ruling out other conditions that might produce similar signs and symptoms. The physician is likely to start with a thorough medical history and examination that may include the following:

●	Blood tests, to help rule out infectious or inflammatory diseases with symptoms similar to MS.

●	Spinal tap (lumbar puncture), in which a small sample of fluid is removed from the spinal canal for laboratory analysis. This sample can show abnormalities in white blood cells or antibodies that are associated with MS. Spinal tap can also help rule out viral infections and other conditions with symptoms similar to MS.

●	Magnetic resonance imaging (MRI) which can reveal areas of MS (lesions) on the brain and spinal cord. The patient may receive an intravenous dye to highlight lesions that indicate the disease is in an active phase.

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

Competition

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

In the Phase 2/3 clinical study (the EASED study), ADS-5102 met its primary endpoint and several key secondary endpoints. Results from the EASED study were presented at the 17th International Congress of Parkinson’s Disease and Movement Disorders and at the 9th World Parkinson’s Congress. Adamas has reported positive topline data from a Phase 3 registration trial of ADS-5102 in PD LID. Adamas plans to submit a New Drug Application (NDA) to the US Food and Drug Administration (FDA) for ADS-5102 if a second Phase 32 trial confirms the findings.

Mavoglurant (AFQ056) (developed by Novartis):

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

CLIA Certification for Diagnostic Products

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

Employees

We have 12 employees as of December 31, 2015. We also utilize outside consultants as needed to support our operations.

Item 1A. Risk Factors

Risks Related to Our Product Candidates and Operations

We are largely dependent on the success of our lead product candidates, ESS, Eltoprazine, MANF, LymPro and MSPrecise, and we may not be able to successfully commercialize these products.

We have incurred and will continue to incur significant costs relating to the development of our lead product candidates, LymPro, MSPrecise, ESS, Eltoprazine and MANF. We have not obtained approval to commercialize LymPro, MSPrecise, ESS, Eltoprazine and MANF in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize LymPro, MSPrecise, ESS, Eltoprazine and MANF successfully.

If we fail to successfully commercialize our products, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

If we fail to obtain U.S. regulatory approval of LymPro, MSPrecise, ESS, Eltoprazine, MANF or any of our other current or future product candidates, we will be unable to commercialize these potential products in the United States.

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

If our product candidates, including ESS, Eltoprazine, MANF, LymPro and MSPrecise, do not gain market acceptance among physicians, patients and the medical community, we will be unable to generate significant revenue, if any.

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

The market may not accept LymPro, MSPrecise, ESS, Eltoprazine or MANF based products based on any number of the above factors. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our product candidates to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business and prevent us from obtaining the necessary partnerships to further our business strategy.

Risks Associated with Our Financial Condition

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of December 31, 2015 were prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are at an early stage of development as a company and currently have no source of revenue and may never become profitable.

We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends heavily on:

-	demonstration in future clinical trials that our product candidates are safe and effective;
-	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;
-	successful manufacture and commercialization of our product candidates; and
-	market acceptance of our products.

All of our existing product candidates are in various stages of development and will require extensive additional preclinical and clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval and commercialize LymPro, MSPrecise, ESS, Eltoprazine and/or MANF, we will be unable to generate any revenue for many years, if at all. We do not anticipate that we will generate revenue for several years, at the earliest, or that we will achieve profitability for at least several years after generating material revenue, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We do not have any products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales in the foreseeable future, if ever.

We currently do not have any products that are approved for commercial sale. To date, we have funded our operations primarily from grants and sales of our securities. We have not received, and do not expect to receive for at least the next several years any revenues from the commercialization of our product candidates. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential. We may never succeed in these activities, and may not generate sufficient revenues to continue our business operations or achieve profitability.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of December 31, 2015 we had an accumulated deficit of approximately $92.2 million. We have incurred significant losses since inception. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development, advance product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Because of the numerous risks and uncertainties associated with product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we are unable to achieve and then maintain profitability, the market value of our common stock will likely decline.

We will need to raise substantial additional capital to fund our operations, and our failure to obtain funding when needed, may force us to delay, reduce or eliminate certain product development programs.

We expect to continue to spend substantial amounts to:

-	continue development of our product candidates;
-	finance our general and administrative expenses;
-	license or acquire additional technologies;
-	manufacture product for clinical trials;
-	launch and commercialize our product candidates, if any such product candidates receive regulatory approval; and
-	develop and implement commercial manufacturing, sales, and marketing and distribution capabilities.

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

At December 31, 2015, we had a working capital deficit of $15.4 million. We have never had positive operating cash flow. For the year ended December 31, 2015, we incurred an operating cash flow deficit of $16.0 million. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

If an event of default occurs under the terms of our 12% Senior Secured Convertible Promissory Notes, the holders of the Notes could foreclose on our assets.

We have entered into a Security Agreement and Patent and Trademark Security Agreement with the holders of the Company’s 12% Senior Secured Convertible Promissory Notes granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, intellectual property, and the shares of our wholly owned subsidiaries. Upon the occurrence of an event of default, as such term is described in the applicable security documents, the investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. If the investors were to foreclose on our assets, investors may lose all or substantially all of their investment.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock and has designated 250,000 preferred shares as Series A Convertible Preferred Stock, 3,000,000 as Series B Convertible Preferred Stock, 750,000 as Series C Convertible Preferred Stock, 1,300 as Series D 8% Convertible Preferred Stock, 13,335 as Series E 12% Convertible Preferred Stock, 10,000 as Series G Convertible Preferred Stock, and, 25,000 as Series H 12% Convertible Preferred Stock. Our board of directors also has the authority to issue additional shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases its main office facility and laboratory space in two separate locations in San Francisco, California.  Office space in San Francisco is leased through November 2016 and provides for a monthly rental payment of approximately $12,000, plus operating expenses, subject to annual adjustment, of approximately $9,000 per month. The other facility lease is on a month-to-month basis. Total rent expense for 2015 was approximately $407,000.

Item 3. Legal Proceedings.

The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is currently quoted on the OTCQX under the symbol “AMBS” (“OTCQX”) and was previously quoted on the OTCQB. The following table sets forth, for the fiscal quarters indicated, the high and low bid quotation prices per share of our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The quotations may be rounded for presentation.

Period	High	Low
First Quarter 2015	$14.77	$7.50
Second Quarter 2015	$10.42	$5.50
Third Quarter 2015	$6.55	$1.20
Fourth Quarter 2015	$1.39	$0.28

Period	High	Low
First Quarter 2014	$18.45	$9.69
Second Quarter 2014	$18.13	$10.05
Third Quarter 2014	$29.02	$12.90
Fourth Quarter 2014	$13.95	$10.89

As of May 11, 2016, we had 67,507,073 shares of common stock outstanding held by 186 shareholders of record.

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

Recent Sales of Unregistered Securities

There are no sales of unregistered securities that have not been previously reported.

Equity Compensation Plan Information

The Company’s Board of Directors and its stockholders approved the 2008 Stock Plan as amended (the “2008 Plan”). Under the 2008 Plan, the Board of Directors may grant up to 307,466 shares of incentive stock options, nonqualified stock options, or stock awards to eligible persons, including employees, nonemployees, members of the Board, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options generally have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant dates to four years.

On August 6, 2014, the Board of Directors adopted the 2014 Stock Plan (the “2014 Plan”), which was approved by the Company’s stockholder at the Company’s Annual Meeting on September 22, 2014. Under the 2014 Plan, the Company may grant up to 1,025,868 common shares in the form of incentive stock options, nonqualified stock options or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options granted typically have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant date to four years.

In July 2012, our Board of Directors adopted the Management, Employee, Advisor and Director Preferred Stock Option Plan - 2012 Series B Convertible Preferred Stock Plan (the “July 2012 Pan”). Under the July 2012 Plan, the Company may grant up to 3,000,000 common shares. The purposes of the July 2012 Pan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to management, employees, advisors and directors and to promote the success of our business. Certain current and former management, employees, advisors and directors were awarded a total of 1,248,000 options to purchase Series B Preferred shares on July 15, 2012, and an additional 1,200,000 options on November 4, 2012.

On October 22, 2015, our Board of Directors adopted the 2015 Consultants Plan. The purpose of the Plan is intended as an incentive for consultants and advisors to the Company, within the meaning of Section 424(f) of the United States Internal Revenue Code of 1986, as amended (the "Code"), whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons in the development and financial success of the Company and its Subsidiaries. The Company may issue up to 1,000,000 shares of restricted common stock to consultants.

The following table shows information with respect these plans as of the fiscal year ended December 31, 2015:

Equity Compensation Plan Information (Common Stock)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	226,510	$12.00	971,000

Equity compensation plans not approved by security holders	-	-	-

Total	226,510	$12.00	971,000

Equity Compensation Plan Information (Preferred Stock)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	2,487,500	$0.61	512,500

Total	2,487,500	$0.61	512,500

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

Overview

We are a biopharmaceutical holding company founded in January 2008. We own, or have exclusive licenses, to various product candidates in the therapeutic and diagnostic sectors of the Life Sciences industry. We are developing a regenerative medicine cell therapy-based autologous skin replacement product called Engineered Skin substitute or ESS in mid-stage clinical development for the treatment of life-threatening severe burns. ESS is expected to reduce the need for traditional skin grafts by speeding the time to wound closure of large burns and reducing infection risks. Our wholly-owned subsidiary Cutanogen Corp. is developing ESS.

We are also developing a mid-stage clinical stage pharmaceutical drug candidate, Eltoprazine, as a symptomatic treatment for Parkinson’s disease levodopa-induced dyskinesias (“PD-LID”), Attention Hyperactivity Disorder (“ADHD”), and Alzheimer’s disease-related aggression. In addition, we are in pre-clinical development of a biologic protein product candidate, Mesencephalic Astrocyte-derived Neurotrophic Factor (“MANF”) as a vision loss treatment for retinitis pigmentosa (“RP”) and retinal artery occlusion (“RAO”). We also own a wholly-owned diagnostics subsidiary, Amarantus Diagnostics, that is developing diagnostic candidates for multiple sclerosis (“MSprecise®) and Alzheimer’s disease (“LymPro Test®”).

We are evaluating strategic options to fund our ongoing business operations and may consider the sale and/or partnerships of some or all of our assets and/or subsidiaries.

Principal Products in Development

Our focus is currently in the areas of therapeutics, diagnostics and drug discovery. During 2015, we had the following products at various stages of development:

Area and candidate	Application	Status

Therapeutics:
ESS	Treatment for Severe Burns	Preparations underway for initiation of Phase 2 clinical study in the treatment of severe burns
Eltoprazine	Treatment of Parkinson’s disease levodopa induced dyskinesis (PD_LID)	Phase 2 clinical study on pause
MANF	Retinitis pigmentosa (RP)	Pre-clinical

Drug discovery:
PhenoGuard	Drug discovery platform for discovery of other neurrotrophic factors	88 cell lines available

Diagnostics:
LymPro Test ®	Diagnostic blood test for Alzheimer’s disease	Available for Investigational Use Only in pharmaceutical therapeutic clinical development programs
MSPrecise ®	Diagnostic test for Multiple Sclerosis	Diagnostics:

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

Accounting for Business Combinations - Business combinations are accounted for under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The method records any excess purchase price over the fair value of acquired net assets as goodwill. The determination of the fair value of assets acquired, liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the closing date of the acquisition. When necessary, external advisors are consulted to help determine fair value. For non-observable market values, fair values are determined using acceptable valuation principles (e.g., multiple excess earnings, relief from royalty and cost methods, discounted cash flows).

Contingent consideration assumed in a business combination is remeasured at fair value each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in results from operations.

The results of operations are included from the acquisition date in the financial statements for all businesses acquired.

Goodwill and Other Intangible Assets - Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Our intangible assets with an indefinite life are related to in-process research and development ("IPR&D") programs acquired, as we expect future research and development on these programs to provide us with substantial benefit for a period that extends beyond the foreseeable horizon. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. We do not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite lived and would then be amortized based on their respective estimated useful lives at that point in time.

We estimate the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. We test goodwill for impairment at least annually in conjunction with the preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. ASU 2011-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. We performed Step 2 of the goodwill impairment test and determined that no impairment existed as of December 31, 2015.

Impairment of Long-Lived Assets - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of discounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. Due to the significant decline in the Company’s stock price, the Company determined it was necessary to test its intangible assets for impairment during the fourth quarter of 2015. During the year ended December 31, 2015, there was no impairment of long-lived assets.

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

Fair Value of Financial Instruments - Accounting standards have been issued which define fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The standard does not expand or require any new fair value measures; however its application may change current practice.

Fair value is defined under the standard as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

●	Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

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

Grant-date fair value is determined using the Black-Scholes option pricing model, which requires the use of the following assumptions:

Expected Term - The expected term represents the period that options are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility - Stock price volatility is computed over expected terms based on the historical common stock trading price for our stock.

Risk-Free Interest Rate - The risk-free interest rate is estimated based upon the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - Cash dividends have never been declared or paid on common shares and there are no plans to do so in the foreseeable future such that the expected dividend yield is assumed to be zero.

Forfeiture Rate - The forfeiture rate is based on historical data and managements estimates of failure rate to achieve vesting conditions. Forfeiture rates are adjusted as actual forfeitures differ from managements estimates for the awards that actually vest in the period of the change in estimate.

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

Convertible Financial Instruments - We bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

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

Income Taxes  - Income taxes are accounted for using the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition. ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” , which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures.  In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

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

ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its financial statements and related disclosures.

ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on our financial statements.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Net Sales - We did not recognize any revenue in either of the two years ended December 31, 2015 or 2014.

We do not expect to receive any revenues from the commercialization of our product candidates for at least the next several years. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with commercial potential.

The following table summarizes our research and development expenses for the years ended December 31, 2015 and 2014:

	2015	2014	$ Change	% Change
Research and development	$13,256	$13,762	$(506)	-4%

During the year ended December 31, 2015, our research and development costs consisted primarily of start-up clinical expenses, project supplies, and consultants offset by lower in process research and development costs in 2015.  Research and development expense decreased slightly in 2015 as compared to 2014. The Company concluded that there is no further alternative future use associated with the licensed assets and as such they were expenses to the statement of operations as research and development cost of $1.4 million.

The following table summarizes our general and administrative expenses for the years ended December 31, 2015 and 2014:

	2015	2014	$ Change	% Change
General and administrative	$11,565	$7,592	$3,973	52%

General and administrative expenses increased primarily due to increased patent related legal costs, investor and public relations services, other outside services and stock based compensation.

The following table summarizes our other income (expense) for the years ended December 31, 2015 and 2014 (in thousands except per share and per share data):

	2015	2014	Change	% Change
Interest Expense	$(2,228)	$(813)	$(1,415)	174%
Loss on issuance of common stock	-	(260)	260	-100%
Loss on issuance of warrants	-	(3,867)	3,867	-100%
Loss on extinguishment of convertible debt	(1,296)	(1,250)	(46)	4%
Loss on issuance of senior secured convertible promissory notes	(1,645)	-	(1,645)	-100%
Change in fair value of warrants & derivatives liabilities	4,105	317	3,788	1,195%
Change in fair value of share-settled debt	(246)	-	(246)	-100%
Change in fair value of earn-out liability	917	-	917	100%
Other expense	-	(50)	50	-100%
Total other income (expense)	(393)	(5,923)	5,530	-93%
Net loss	(25,214)	(27,277)	2,063	-8%
Dividends declared on preferred stock	(3,595)	(875)	(2,720)	311%
Deemed dividends on convertible preferred stock	(8,249)	-	(8,249)	-100%
Net loss applicable to common stockholders	$(37,058)	$(28,152)	$(8,906)	32%

Net loss per share applicable to common stockholders - basic and diluted	$(4.17)	$(5.71)	$1.54	-27%
Weighted average shares used in computing basic and diluted loss per share	8,877,924	4,926,338	3,951,586	80%

We incurred total interest expense of $2.2 million for the year ended December 31, 2015 as a result of amortization of senior debt discount and the recognition of stated interest of debt issued.

We incurred a loss on extinguishment of $1.3 million for the year ended December 31, 2015 from the conversion of convertible debt with a bifurcated conversion option.

We incurred a loss on issuance of senior secured convertible notes of $1.6 million as a result of the derivative liability.

We incurred a loss on the issuance of warrants of $3.9 million for the year ended December 31, 2014 as a result of our warrant exchange program in which existing warrant holders could receive new warrants if they exercised existing warrants. The fair value of the new warrants was determined to be greater than the fair value of the exchanged warrants, resulting in a loss on issuance.

The change in the fair value of warrants and derivative liabilities was $4.1 million for the year ended December 31, 2015 as a result of a decline in stock price comparing with the price on the issuance date.

Liquidity and Capital Resources

As of December 31, 2015, the Company had total current assets of $0.8 million consisting of $0.2 million in cash and cash equivalents and $0.6 million in prepaid expenses and other current assets. As of December 31, 2015, the Company had current liabilities in the amount of $16.2 million, consisting of (in thousands):

Accounts payable and accrued liabilities	$7,723
Related party liabilities and accrued interest	$257
Accrued interest	$195
Notes payable	$1,000
Senior secured convertible notes payable, net of discount $3.8 million	$1,398
Derivative and warrant liability	$5,098
Share-settled debt	$521

The table below sets forth selected cash flow data for the periods presented (in thousands):

	2015	2014
Net cash used in operating activities	$(16,014)	$(11,331)
Net cash used in investing activities	(4,910)	(1,535)
Net cash provided by financing activities	20,886	12,047
Net decrease in cash and cash equivalents	$(38)	$(819)

Since inception, the Company has financed cash flow requirements primarily through the issuance of equity or debt.

During 2015, we augmented our ability to raise operating cash through two significant equity agreements:

Lincoln Park Capital

In March 2014, we entered into an agreement with Lincoln Park Capital Fund LLC (“LPC”) for an equity financing agreement. LPC is obligated to purchase up to $20.0 million of the Company’s common stock from time to time over a 30 month period, in amounts up to $0.5 million per sale as directed by the Company and subject to certain requirements, restrictions and limitations. There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price is based on prevailing market prices of our stock at the time of sales without any fixed discount, We control the timing and amount of any sales to LPC In addition, we may direct LPC to purchase additional amounts as accelerated purchases the closing price of our stock is not below certain threshold price. We filed a registration statement with the SEC covering the shares issuable to LPC. As of December 31, 2015, we had approximately $17.3 million available to us under the agreement.

Through December 31, 2015, the Company has sold an additional 37,445,801 shares of common stock for gross proceeds of $2.8 million under its agreement with LPC.

Series E Convertible Preferred Stock

On November 7, 2014, the Company entered into securities purchase agreements pursuant to which the Company issued 4,500 shares of Series E Convertible Preferred Stock (”Series E Preferred Stock”) which has a stated value of $1,000 per share of Series E Preferred Stock and pays quarterly 12% cumulative dividends per annum, as well as a 10% original issue discount (OID). Dividends are payable by the Company in cash or at the Company’s option, in shares of common stock if certain conditions are met. Series E shares are entitled to three years of dividends even if converted up to three years following the issuance date. Each share of Series E Preferred Stock is convertible into shares of common stock by dividing the stated value per share by the then effective conversion price. The conversion price for the Series E is initially $12.00 per share (post reverse split), subject to adjustment under certain conditions, but in no event prior to six months from issuance. Series E Preferred stockholders have the right to vote on all matters submitted to the Company’s shareholders and the Series E Preferred Stock is entitled to such number of votes on an as-converted basis. Series E Preferred Stock also has a liquidation preference equal to the stated value and accrued and unpaid dividends.

Through December 31, 2015, the Company has sold a total of 5,250 shares of Series E for gross proceeds of $4.7 million.

Series G Convertible Preferred Stock

On April 23, 2015, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of the Series G Preferred Stock (“Certificate of Designation”) with the Secretary of State of the State of Nevada. On April 23, 2015, the Company, entered into a Stock Purchase Agreement (“SPA”) with Discover Growth Fund, a Cayman Islands exempted mutual fund (“Discover”), pursuant to which the Company sold and issued 1,087 shares of the Company’s newly designated Series G Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $5.0 million and an 8% original issue discount.

On July 9, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Series G SPA”) with Discover for the sale of 435 shares of the Company’s Series G Preferred Stock and an additional 100 shares of Series G Preferred Stock as a fee (collectively, the “Shares”) in a registered direct offering (the “Offering”), subject to customary closing conditions for proceeds of $2.0 million.   The Series G Preferred Stock had a fixed conversion price of $9.00 and has no specific voting rights.

In September 2015 the Company raised funds from convertible debt and Series H Convertible Preferred to buy out the holders of Series G.

Series H Convertible Preferred

In September 2015, the Company entered into a Securities Purchase Agreement (the “Series H SPA”) with an institutional investor for the sale of 3,056 (including 10% OID) shares of the Company’s 12% Series H Preferred Stock (the “Series H Preferred Stock”) and a warrant to purchase 1,299,000 shares of common stock (the “RD Warrant” and together with the Series H Preferred Stock, the “Securities”) in a registered direct offering (the “RD Offering”), subject to customary closing conditions. The gross proceeds to the Company from the RD Offering were $2.4 million, net of $0.3 million of legal fees. Each share of Series H Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at an initial conversion price of the lower of (i) $2.50, subject to adjustment and (ii) 75%, subject to adjustment, of the lowest volume weighted average price, or VWAP, during the fifteen (15) Trading Days immediately prior to the date a conversion notice is sent to the Company by a holder, at any time at the option of the holder. The proceeds of the raise was used to buyout the holders of the Series G. A minimal amount was remaining and was included as a dividend.

The proceeds received by the Company through sales of common stock to LPC and sales of Series E convertible preferred stock were used for product development, commercialization, strategic acquisitions, and general corporate purposes.

In addition to the Preferred securities issued the Company also issued notes payable and convertible notes:

Demand Promissory Note

On February 23, 2015, the Company entered into a Securities Purchase Agreement with Dominion Capital pursuant to which the Company issued a 12% Promissory Note (the “February Note”) in the principal amount of $2.5 million due and payable on December 23, 2015 in cash or stock or a combination at the Company’s option. At any time upon ten (10) days written notice to Dominion Capital, the Company may prepay any portion of the principal amount of the February Note and any accrued and unpaid interest at an amount equal to 110% of the then outstanding principal amount of the February Note and guaranteed interest, 10% of which may be paid in cash or, at the Company’s option, in common stock or a combination thereof.

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

On March 31, 2015, the Company issued an additional Note to Dominion in the principal amount of $0.35 million. The March Note was issued upon the same terms and conditions as the February Note.

On July 1, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Investor”) pursuant to which such Investor purchased an aggregate of $650,000 in principal amount of 12% Promissory Notes (the “Notes”) due April 2, 2016 (the “Note Transaction”). This note was shortly thereafter converted into 766 shares of Series E Convertible Preferred Stock with a 10% OID discount.

On July 9, 2015, the Company entered into a Securities Purchase Agreement (the “Notes SPA”) with four investors (the “Investors”) pursuant to which such Investors purchased an aggregate of $1.0 million in principal amount of 12% Promissory Notes (the “Notes”) due July 9, 2016 (the “Note Purchase Transaction”). In connection with these Note Transactions, effective on July 9, 2015, the Company entered into a Security Agreement with the Investors (the “Security Agreement”) pursuant to which the Company agreed to grant a security interest in certain of its property (the “Collateral”) to the Investors in order to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Notes.

Senior Secured Convertible Promissory Notes

12% Senior Secured Convertible Promissory Note and Warrants

Delafield Notes

On September 30, 2015, the Company entered into a Securities Purchase Agreement (the “Notes SPA”) with an institutional investor for the sale of an aggregate principal amount $3.1 million (including 10% OID) 12% Senior Secured Convertible Promissory Notes due September 29, 2016 (the “Senior Secured Notes”) and a warrant to purchase 1,299,000 shares of common stock (the “PP Warrant”) in a private placement offering (the “PP Offering”). The gross proceeds to the Company from the PP Offering were $2.75 million.

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

Dominion Notes

On September 30, 2015, the Company entered into an exchange agreement (the “Exchange Agreement”) with an existing institutional investor pursuant to which the existing investor exchanged $3.0 million (including OID and make-whole) aggregate principal amount of Notes Payable, which included principal and accrued interest for Senior Secured Convertible Notes of the Company for $3.0 million aggregate principal amount of Senior Secured Notes and a common stock purchase warrant to purchase 1,299,000 with a $2.00 exercise price.

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

On February 19, 2016 we closed on a $3.0 million investment from an institutional investor. Under the terms of the agreement, the investor will be issued $3.3 million worth of Series H Convertible Preferred Stock (including 10% original issue discount) from the Company and five year warrants exercisable for 13,200,000 shares of common stock at $0.40 per share. It is expected that the net proceeds will be used to repurchase part of the Series H Preferred from the Company's two largest institutional investors, for preparations towards the initiation of the Phase 2 clinical study of Engineered Skin Substitute (ESS) for the treatment of severe burns in collaboration with the US Army, and for general working capital purposes. The largest holders of the Series H Convertible Preferred Stock agreed to certain trading restrictions as part of the transaction.

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

Contractual Obligations

We have the following contractual obligations:

Lease Arrangements

Future non-cancellable minimum lease payments for our facilities are (in thousands):

2016	$139
Total	$139

Sponsored Research Arrangements:

We entered into a number of sponsored research agreements during 2014, primarily, which require us to make future payments as follows (in thousands):

2016	$150
Total	$150

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements are included herein commencing on page F-1.

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2015 and 2014
F-3	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
F-4	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
F-7	Notes to the Consolidated Financial Statements

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we did not conduct an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Our principal executive, financial and accounting officer concluded that, as of December 31, 2015, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and acting principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

4.      Management has not performed a proper evaluation of 1) the disclosure controls and procedures and 2) internal controls over financial reporting.

5. The Company lacks controls and processes over the identification and approval of related party transactions.

The Company did not perform a proper evaluation, risk assessment or monitor their internal controls over financial reporting.

Lack of controls in place, including those surrounding related party transactions, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded.

●	Lack of documentation to support occurrences of review and approval procedures

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

Internal Control Remediation Efforts. Management expects to remediate the three material weaknesses identified above as follows:

1.      Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP and U.S. Securities and Exchange Commission compliance requirements. Additionally, management is actively looking to expand the accounting and finance function within the Company by hiring appropriate staff to resolve this material weakness in 2016.

2.      Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation that is expected to conclude in 2016.

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

Our Company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2015 based on the criteria set forth in the 2013 framework issued by the COSO.

Item 9B. Other Information

Amarantus Diagnostics Sale

On May 11, 2016 (the “Effective Date”), the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) among the Company, Amarantus Diagnostics, Inc., a wholly-owned subsidiary of the Company (“AMDX”) and Avant Diagnostics, Inc. (the “Buyer”). Pursuant to the terms of the Exchange Agreement, the Buyer purchased 100% of the outstanding capital stock of AMDX from the Company (the “AMDX Sale”). The AMDX Sale closed upon the execution of the Exchange Agreement. Gerald Commissiong, President and Chief Executive Officer of the Company, became a member of the Buyer’s Board of Directors (the “Board”) upon closing of the AMDX Sale. A copy of the Exchange Agreement is attached hereto as Exhibit 2.1 and incorporated herein by reference.

The Buyer paid aggregate consideration of 80,000,000 shares of its common stock to the Company for the AMDX Sale, subject to the issuance of additional shares upon the occurrence of certain events set forth in the Exchange Agreement (the “AMDX Consideration”). During the thirty-six (36) months from May 11, 2016 (the “Measurement Period”), if AMDX generates sales of at least five million dollars ($5,000,000) with respect to MSPrecise®, during any consecutive 12-month period or twelve million dollars ($12,000,000) million cumulatively during the Measurement Period, the Buyer shall issue the Company an additional 10,000,000 shares of the Buyer’s common stock (the “Additional AMDX Consideration”) . Each share of Buyer common stock received in connection with the AMDX Sale shall be subject to a lock-up beginning on the Effective Date and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the parties to that certain escrow agreement entered into between the Buyer, AMDX, the Company and certain creditors of the Company (the “Lock-Up Period”).

At the end of the Lock-Up Period, in the event that the AMDX Consideration has a value equal to or less than $3,000,000 in the aggregate on the date the Lock-Up Period expires (based on the average closing “print’ prices at 4:00 p.m. of the Buyer’s common stock on the last five days prior to the date the Lock-Up Period expires as listed or quoted on any national securities exchange or over-the-counter market (including any tier maintained by the OTC Markets, Inc.), as the case may be (the “Lock-Up Termination Date Closing Price”) multiplied by the AMDX Consideration) (the “Lock-Up Termination Date”), the Buyer shall issue the Company such number of additional shares of its common stock (the “Additional Common Stock”) equal to the lesser of (i) 9.99% of the outstanding shares of the Buyer’s common stock as of the Lock-Up Termination Date or (ii) the difference between $3,000,000 and the value of the AMDX Consideration as of the Lock-Up Termination Date divided by the Lock-Up Termination Date Closing Price. Notwithstanding the foregoing, in lieu of issuance of any Additional Common Stock, the Buyer may, in its sole discretion, pay to the Buyer an amount in cash equal to the aggregate value of the Additional Buyer Common Stock to be issued. So long as the Company holds any shares of Additional Common Stock, at any meeting of the stockholders of the Buyer or any written action by consent of stockholders of the Buyer called for any matter, unless otherwise directed in writing by the Buyer, the Company shall vote or shall cause to be voted any issued and outstanding shares of Additional Common Stock owned by the Company as of the record date with respect to such meeting or consent as requested by the Buyer’s chief executive officer.

The Exchange Agreement includes customary representations, warranties and covenants of the Company, AMDX and the Buyer made solely for the benefit of the parties to the Exchange Agreement. The assertions embodied in those representations and warranties were made solely for purposes of the contract among the Company, AMDX and the Buyer and may be subject to important qualifications and limitations agreed to by the Company, AMDX and the Buyer in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to stockholders or may have been used for purposes of allocating risk among the Company, AMDX and the Buyer rather than establishing matters as facts. Investors are not third-party beneficiaries under the Exchange Agreement and should not rely on the representations, warranties and covenants in the Exchange Agreement or any description thereof as characterizations of the actual state of facts of the Company, AMDX and the Buyer or any of their respective subsidiaries or affiliates.

In connection with the Exchange Agreement, on the Effective Date, the Company entered into an escrow agreement dated May 11, 2016 by and among the Company, the Buyer, AMDX, holders of the Company’s secured debt (“Secured Holders”) and Robinson Brog Leinwand Greene Genovese & Gluck P.C., a professional corporation organized and existing under the laws of the State of New York, as Escrow Agent (the “Escrow Agreement”) pursuant to which the AMDX Consideration and Additional AMDX Consideration (collectively, the “Escrow Shares”) was deposited into escrow with the Escrow Agent to be held in escrow for the Lock-Up Period. 1.5 million of the Escrow Shares can be released to the Secured Holders for any event of default under the agreements between the Secured Holders and the Company. In addition, 7.25 million of the Escrow Shares can be released to the Company to repay certain notes and 7.25 million of the Escrow Shares can be released to the Company in connection with a stock dividend by the Company to its holders of common stock. The remaining 74 million of the Escrow Shares can be sold and assigned by the Company; provided that no less than 70% of the net proceeds from any sale shall be used to repay certain notes of the Company or redeem outstanding shares of preferred stock.

In connection with the Exchange Agreement, on the Effective Date, the Buyer issued a convertible promissory note to the Company pursuant to which the Company purchased a note with aggregate principal amount of $50,000 for an aggregate purchase price of $50,000 (the "Note"). The Note bears interest at 12% per annum and matures one year from the date of issuance. The Note will be convertible at the option of the Company at any time into shares of common stock of the Buyer, at an initial conversion price equal to $0.20, subject to adjustment. The conversion price of the Note is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The Buyer has contractually agreed to restrict its ability to convert the Note such that the number of shares of Buyer common stock held by the Company and its affiliates after such conversion does not exceed 4.99% of the Buyer’s then issued and outstanding shares of common stock.

Issuance of Senior Secured Notes

On May 13, 2016, two institutional investors purchased $1,540,000 (including 10% OID) principal amount of 10% Senior Secured Convertible Promissory Notes due May 13, 2017 (the “Senior Secured Notes”) pursuant to a previously disclosed Securities Purchase Agreement (the “Notes SPA”) entered into on April 14, 2016.

In connection with the sale of the Senior Secured Notes, the Company issued warrants to purchase an aggregate 1,400,000 shares of common stock to the institutional investors. The warrant issued pursuant to the Notes SPA are exercisable on or prior to the close of business on the five-year anniversary of the issuance date at an exercise price of $0.40 per share. The warrants may be exercised on a cashless basis in the event there is no effective registration statement covering the shares of common stock issuable upon exercise.

The warrants described above were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) or other appropriate exemptions promulgated under the Securities Act.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information sets forth the names, ages, and positions of the Company’s current directors and executive officers:

Name	Age	Office(s) held
Gerald E. Commissiong	33	President and Chief Executive Officer, Director

Robert Farrell	66	Chief Financial Officer
Dr. John W. Commissiong	71	Chief Scientific Officer, Director
Marc E. Faerber	61	Controller, Vice President of Financial Operations, Treasurer, Secretary
Robert L. Harris	72	Director
Donald D. Huffman	69	Director
Joseph Rubinfeld, Ph.D.	83	Director

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

Donald D. Huffman, Director

Mr. Huffman has served as a director of the Company since July 22, 2014 and serves on the board of two other companies. In March 2015, Mr. Huffman became a member of the board of directors of SteadyMed LTD. (STDY - NASDAQ) and has served on the board of Dance BioPharma, Inc., since July 2013. From September 2010 to March 2012, Mr. Huffman served as the Chief Financial Officer of Wafergen Biosystems Inc., a publicly-held emerging genomic analysis company and was its Co-President from September 2011 to March 2012. From October 2008 to September 2010, Mr. Huffman served as the Chief Financial Officer of Asante Solutions, Inc., a medical device company with an approved wearable insulin pump. From July 2006 to October 2008, Mr. Huffman served as Chief Financial Officer of Guava Technologies, Inc., a life science instrumentation company acquired by Millipore Corporation and then Merck & Co., Inc. From October 2004 to July 2006, Mr. Huffman served as Chief Financial Officer and principal of Sanderling Ventures, a biomedical venture capital firm. Mr. Huffman also has served as the Chief Financial Officer of three other public companies: Volcano Corporation (formerly known as EndoSonics Corporation), a company that manufactures medical devices; Microcide Pharmaceuticals, Inc., a biopharmaceutical company; and Celtrix Pharmaceuticals, Inc., a company that developed novel therapeutics for the treatment of debilitating, degenerative conditions, which was acquired by Insmed Incorporated in 2000. Mr. Huffman earned a B.S. in Mineral Economics from Pennsylvania State University and an M.B.A. from the State University of New York at Buffalo. He completed the Financial Management Program at the Stanford University Graduate School of Business. Mr. Huffman is qualified based on his extensive financial background primarily focused in the life sciences.

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

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Committees of the Board

Robert Harris, Donald Huffman, and Joseph Rubinfeld serve on the Compensation Committee of the Board, with Dr. Rubinfeld serving as the Chairman. Our Compensation Committee assists the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company's executive team, and to review and make recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans.

Robert Harris, Donald D. Huffman, and Joseph Rubinfeld serve on the Governance and Nominating Committee of the Board, with Mr. Harris serving as the Chairman. The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles.

Our audit committee consists of Donald D. Huffman, Robert Harris, and Joseph Rubinfeld, each of whom is a non-employee director. Mr. Donald Huffman is the chairperson of our audit committee. Our board of directors has determined that each member designee of our audit committee is an independent director as defined by Rule 10A-3 promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended and meets the requirements of financial literacy under SEC rules and regulations. Mr. Huffman serves as our audit committee financial expert, as defined under SEC rules.

Our audit committee is responsible for, among other things:

●	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;
●	evaluating the qualifications, performance and independence of our independent auditors;
●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
●	reviewing the adequacy and effectiveness of our internal control policies and procedures;
●	discussing the scope and results of the audit with the independent auditors and reviewing with management and the independent auditors our interim and year-end operating results; and
●	preparing the audit committee report that the SEC requires in our annual proxy statement.

Our board of directors has adopted a written charter for our audit committee, which is available on our website (www.amarantus.com).

Code of Ethics

We have adopted a written code of ethics, the Code of Business Conduct and Ethics, which applies to all of our directors, officers (including our chief executive officer and chief financial officer) and employees. Our Code of Business Conduct and Ethics is available on our website ( www.amarantus.com ).

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

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gerald E. Commissiong, President,	2015	225,000	5,252	-	-	-	-	-	230,252
Chief Executive Officer	2014	170,625	50,000	-	438,000	-	-	-	658,625

Dr. John W. Commissiong, Chief	2015	175,000	4,294	-	312,200	-	-	-	491,494
Scientific Officer	2014	126,000	-	-	-	-	-	-	126,000

Marc Faerber, Treasurer, VP of Finance & Operations,	2015	160,000	3,343	-	-	-	-	-	163,343
and Secretary	2014	138,333	-	-	123,400	-	-	-	261,733

Robert Farrell, Chief Financial	2015	200,000	-	-	-	-	-	-	200,000
Officer (1)	2014	150,001	25,000	-	619,600	-	-	-	794,601

(1)	Mr. Farrell was hired by the Company in April 2014.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS									STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date		Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Gerald E. Commissiong,	1,796	(1)	-	(1)	-	$3.56	(1)	4/10/21	(1)	-	-	-	-
President and Chief	183		33,151		-	13.74	(1)	9/22/24	(1)
Executive Officer, Director	971,250	(2)	-	(2)	-	$0.225	(2)	7/15/22	(2)
						$0.7000	(2)	11/4/22	(2)

Dr. John W. Commissiong,	12,058	(1)	12,153	(1)	-	$13.38	(1)	4/10/21	(1)	-	-	-	-
Chief Scientific	697,500	(2)	-	(2)		$0.225	(2)	7/15/22	(2)
Officer, Director						$0.7000	(2)	11/4/22	(2)

Marc E. Faerber,	6,667	(1)	-	(1)	-	18.53	(1)	7/11/24	(1)	-	-	-	-
Treasurer, VP of Finance	487,500	(2)	-	(2)		$0.225	(2)	7/15/22	(2)
& Operations, and Secretary						$0.700	(2)	11/4/22	(2)

Robert Farrell,	33,190	(1)	20,143	(1)		$11.64	(1)	3/31/24	(1)
Chief Financial Officer

(1)	Common stock shares
(2)	Preferred stock shares

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by the Company during the year ended December 31, 2015.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert L. Harris	82,000	-	53,520	-	-	-	135,520
Donald Huffman	66,000	-	532,180	-	-	-	598,180
Iain Ross	31,000	-	532,180	-	-	-	563,180
Dr. Joseph Rubinfeld	50,000	-	548,560	-	-	-	598,560

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of the Company’s capital stock by each executive officer and director, by each person known by the Company to beneficially own more than five percent (5%) of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares of common stock are owned directly and the percentage shown is based on shares of common Stock issued and outstanding as of March 31, 2016. As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date. Except as otherwise notice, the address of each officer and director listed is c/o of the Company at 655 Montgomery Street, Suite 900, San Francisco, CA 94111.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership		Percent of class(1)
Current Executive Officers & Directors:
Common Stock	Gerald E. Commissiong	443,769	(2)	0.72%
Common Stock	Dr. John W. Commissiong	383,028	(3)	0.62%
Common Stock	Robert Farrell	50,555	(4)	0.00%
Common Stock	Marc Faerber	177,745	(5)	0.29%
Common Stock	Robert L. Harris	196,351	(6)	0.32%
Common Stock	Donald D. Huffman	17,558	(7)	0.00%
Common Stock	Dr. Joseph Rubinfeld	52,492	(8)	0.00%

Total of All Officers and Directors:		1,321,499		2.13%

5% Beneficial Owners:

(1)	Based on 61,147,256 shares of our common stock outstanding as of April 11, 2015.

(2)	Includes: (i) 1,796 shares of common stock underlying an option to purchase shares at a price of $3.56 per share which are exercisable within the next 60 days;(ii) 33,333 shares of common stock underlying options to purchase shares at a price of $13.74, (iii) 323,750 shares of common stock which are issuable upon conversion of 971,250 shares of Series B Convertible Preferred stock; (iv) 2,333 shares of common stock which are issuable upon conversion of 350,000 shares of Series C Convertible Preferred stock; and (v) 926 shares of common stock which are issuable upon exercise of outstanding warrants

(3)	Includes: (i) 24,210 shares underlying an option to purchase 877 and 23,333 shares at a price of $3.56 and $13.38 which are exercisable within the next 60 days; (ii) 232,500 shares of common stock which are issuable upon conversion of 697,500 shares of Series B Convertible Preferred stock; (iii) 1,333 shares of common stock which are issuable upon conversion of 200,000 shares of Series C Convertible Preferred Stock; and (iv) 926 shares of common stock which are issuable upon exercise of outstanding warrants.

(4)	Includes: 53,333 shares underlying an option to purchase shares at a price of $11.625 which are exercisable within the next 60 days.

(5)	Includes: (i) 6,667 shares underlying an option to purchase shares at a price of $18.525 which are exercisable within the next 60 days; (ii) 162,500 shares of common stock which are issuable upon conversion of 487,500 shares of Series B Convertible Preferred stock; and (iii) 1,333 shares of common stock issuable upon conversion of 200,000 shares of Series C Convertible Preferred stock.

(6)	Includes: (i) 4.000 shares underlying an option to purchase shares at a price of $13.38 which are exercisable within the next 60 days; (ii) 43,750 shares of common stock which are issuable upon conversion of 131,250 shares of Series B Convertible Preferred stock; (iii) 926 shares of common stock which are issuable upon exercise of outstanding warrants; and (iv) 9,063 shares which are owned by Mr. Harris’ spouse

(7)	Includes: 17,558 shares of common stock underlying an options to purchase 1,333 and 16,225 shares, at a price of $21.90 and $12.30 per share respectively, within the next 60 days.

(8)	Includes: (i) 24,725 shares underlying an options to purchase 6,667, 1,333 and 16,725 shares, at a price of $7.50, $12.75 and $12.30 per share respectively, which are exercisable within the next 60 days; and (ii) 1,389 shares of common stock which are issuable upon exercise of outstanding warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2015, to which we have been a party in which the amount involved exceeded or will exceed $120 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest:

On March 2, 2015, the Company loaned MedicoRx, Inc. $25,000 in an unsecured convertible promissory note. Joseph Rubinfeld is President and CEO and also a Board Member of Amarantus. The note provided the Company with first right of refusal on any additional investments, but there are no further obligations beyond the $25,000.

Director Independence

When applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., the Company believes that Robert L. Harris, Donald D. Huffman, and Dr. Joseph Rubinfeld, are independent directors.

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees billed to us by our independent auditors for the years ended 2015 and 2014 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance. All services are approved and pre-approved by the audit committee (amount in thousands).

SERVICES	2015	2014
Audit fees	$485	$283
Audit-related fees
Tax fees	66	41
All other fees	23	40

Total fees	$574	$364

PART IV

Item 15. Exhibits, Financial Statements Schedules.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated January 8, 2015, by and among Amarantus Bioscience Holdings, Inc., DioGenix Inc., Neuro Acquisition Corporation and Nerveda, LLC, as Security holder Representative, Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2015.
3.1	Articles of Incorporation of Amarantus BioScience, Inc. filed with the Secretary of State of Nevada on March 22, 2013.Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 1, 2013.
3.2	Certificate of Amendment to Certificate of Incorporation. Incorporated by reference to Current Report on Form 8-K filed October 14, 2011.
3.3	Certificate of Amendment to the Certificate of Incorporation. Incorporated by reference to Current Report on Form 8-K filed November 14, 2012.
3.4	Certificate of Designation of Series B Preferred Stock filed with the Secretary of State on April 2, 2013. Incorporated by reference to the Company’s Current Report on Form 8-K filed April 4, 2013.
3.5	Bylaws. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 1, 2013
3.6	Certificate of Amendment to Certificate of Incorporation-Delaware. Incorporated by reference to Current Report on Form 8-K filed November 27, 2012.
3.7	Certificate of Designation of Series D Preferred Stock filed with the Secretary of State on June 30, 2014. Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2014.
3.8	Certificate of Amendment to Certificate of Designation of Series E Preferred Stock filed December 19, 2014. Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 24, 2014.
3.9	Certificate of Amendment to Certificate of Designation of Series E Preferred Stock filed January 13, 2014. Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2015.
3.10	Certificate of Amendment to Certificate of Designation of Series E Preferred Stock filed March 3, 2015. Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 3, 2015.
3.11	Certificate of Designation of Series G Preferred Stock filed April 23, 2015 Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2015.
3.12	Second Amended and Restated Certificate of Designations of Series E Preferred Stock. Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 15, 2015.
3.13	Amended and Restated Certificate of Designations of Series G Preferred Stock. Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 15, 2015.
3.14	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series H 12% Convertible Preferred Stock. Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2016.
3.15	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E 12% Convertible Preferred Stock. Incorporated by reference to the Company’s Current Report on Form 8-K filed on Form 8-K filed on February 24, 2016.
3.16	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series E 12% Convertible Preferred Stock Incorporated by reference to the Company’s Current Report on Form 8-K filed on Form 8-K filed on March 4, 2016.
3.17	Agreement and Plan of Merger, dated January 8, 2015, by and among Amarantus Bioscience Holdings, Inc., DioGenix, Inc., Neuro Acquisition Corporation and Nerveda, LLC, as Security holder Representative. Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2015.
3.18	Certificate of Amendment to Certificate of Designation of Series E Preferred Stock filed January 13, 2014. Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2015.
4.1	Senior Secured Convertible Promissory Note Agreement dated December 28, 2010. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed June 3, 2011
4.2	Form of Rights Agreement, Form of Certificate of Designations, Form of Right Certificate, and the Form of Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Current Report on Form 8-K filed December 28, 2012.
10.1	Second Amendment to Senior Secured Convertible Promissory Note Agreement. Incorporated by reference to Current Report on Form 8-K/A filed June 3, 2011.
10.2	Convertible Promissory Note Agreement as amended on March 23, 2011. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.3	Note and Warrant Purchase Agreement - Molecular Medicine Research Institute Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.4	Sponsored Research Agreement. Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.5	Note and Warrant Purchase Agreement - The Parkinson’s Institute. Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.6	Promissory Note - Neurotrophics, Inc. Incorporated by reference to the Company’s Current Report on Form 8-K/A filed June 3, 2011.

10.7	Intellectual Property Assignment Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.8	Data Transfer Agreement Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.9	Consulting Agreement with Keelin Reeds Partners Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.10	Executive Services Agreement, as amended. Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.11	Sublease Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.12	MJFF Research Grant Terms and Conditions Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.13	2008 Stock Plan. Incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.14	Letter of Agreement with Argot Partners, LLC Incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K/A filed June 3, 2011.
10.15	Consent to Assignment between Juvaris BioTherapeutics, Inc. and the Company dated May 31, 2011. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 15, 2011
10.16	Lease Agreement, as amended - Juvaris BioTherapeutics, Inc. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 15, 2011
10.17	Note Purchase Agreement - Samuel Herschkowitz. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 3, 2011
10.18	Promissory Note dated October 4, 2011 issued by the Company to Samuel Herschkowitz. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 3, 2011
10.19	Letter Agreement regarding Pledged Shares between the Company and Samuel Herschkowitz. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 3, 2011.
10.20	Exclusive License Agreement between Power 3 Medical Products, Inc. and the Company dated January 18, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 30, 2012
10.21	Convertible Promissory Note issued November 14, 2012 to Dominion Capital, LLC Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2012.
10.22	Exclusive License Agreement, effective December 14th, 2012, by and between Amarantus Biosciences and Memory Dx, LLC. Incorporated by reference to Current Report on Form 8-K filed December 12, 2012.
10.23	Bill of Sale, dated December 19, 2012, by and between Lowell T. Cage, as the chapter 7 Trustee for Power3 Medical Products, Inc. and Amarantus Biosciences, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 26, 2012
10.24	Order Authorizing Sales of Intellectual Property Free and Clear of Liens, Claims and Encumbrances, dated December 17, 2012. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 26, 2012.
10.25	Copy of Letter of Intent between Amarantus BioScience, Inc. and Brewer Sports International, LLC dated as of December 28, 2012. Incorporated by reference to Current Report on Form 8-K filed December 31, 2012.
10.26	Amendment No 1 to Convertible Promissory Note issued to Dominion Capital, LLC. Incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-K filed on April 18, 2013.
10.27	Amendment No. 2 to Convertible Promissory Note issued to Dominion Capital, LLC. Incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-K filed on April 18, 2013.
10.28	Amended and Restated Convertible Promissory note - issued to Dominion Capital, LLC in the principal amount of $375,000. Incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K filed on April 18, 2013.
10.29	Securities Purchase Agreement dated September 3, 2013. Incorporated by reference to the Company’s Form 8-K filed September 9, 2013.
10.30	Form of 8% Original Issue Discount Senior Convertible Debenture due September 6, 2014. Incorporated by reference to the Company’s Form 8-K filed September 9, 2013.
10.31	Form of Registration Rights Agreement entered into in connection with the Securities Purchase. Incorporated by reference to the Company’s Form 8-K filed September 9, 2013. Agreement dated September 3, 2013 and October 2, 2013 dated September 3, 2013
10.32	Form of Common Stock Purchase entered into in connection with the Securities Purchase Agreement dated September 3, 2013 and October 2, 2013 Warrant. Incorporated by reference to the Company’s Form 8-K filed September 9, 2013.
10.33	Form of Subsidiary Guarantee entered into in connection with Securities Purchase Agreement dated September 3, 2013 and October 2, 2013. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 2, 2013

10.34	Securities Purchase Agreement dated October 2, 2013. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 2, 2013
10.35	Form of 8% Original Issue Discount Senior Convertible Debenture due October 2, 2014. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 2, 2013
10.36	Amendment No. 1 to Registration Rights Agreement dated October 2, 2013. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 2, 2013.
10.37	Option Agreement between the Company and the University of Miami dated November 27, 2013. Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 21, 2014.
10.38	Exclusive License Agreement between the Company and the University of Massachusetts date December 12, 2013 Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 21, 2014.
10.39	Demand Promissory Note issued to Dominion Capital LLC. Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 21, 2014.
10.40	Option Agreement with the University of Massachusetts dated as of February 28, 2014. Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 21, 2014.
10.41	Purchase Agreement, dated as of March 7, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed March 13, 2014.
10.42	Registration Rights Agreement dated as of March 7, 2014, by and between the Company and Lincoln Park Capital Fund, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed March 13, 2014.
10.43	Asset Purchase Agreement between Amarantus Bioscience Holdings, Inc. and Memory DX, LLC dated as of April 29, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on May 20, 2014.
10.44	Asset Purchase Agreement between Amarantus Bioscience Holdings, Inc. and Provista Diagnostics, Inc. entered into as of May 1, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed with the SEC on May 20, 2014.
10.45	Employment Letter, entered into by and between Gerald E. Commissiong and Amarantus Bioscience Holdings, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2014.
10.46	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2014.
10.47	Option Agreement, dated November 7, 2014, by and between Amarantus Bioscience Holdings, Inc. and Lonza Walkersville. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2014.
10.48	Asset Purchase Agreement, dated November 7, 2014, by and among Amarantus Bioscience Holdings, Inc., Regenicin, Inc., Clark Corporate Law Group, LLP, and Gordon & Rees, LLP. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2014.
10.49	Consulting Agreement, dated November 1, 2014, by and between Amarantus Bioscience Holdings, Inc. and NeuroAssets SARL. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 24, 2014.
10.50	First Amendment to Option Agreement by and between Lonza Walkersville, Inc. and Amarantus Bioscience Holdings, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2015.
10.51	Offer Letter to Dr. John W. Commissiong dated December 31, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2015.
10.52	Amendment to Asset Purchase Agreement by and among Regenicin, Inc., Clark Corporate Law Group, LLP, and Amarantus Bioscience Holdings, Inc.
10.53	Second Amendment to Option Agreement by and between Lonza Walkersville, Inc. and Amarantus Bioscience Holdings, Inc.
21.1*	List of Subsidiaries.
23.1*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to Section 1350
32.2*	Certification of Chief Financial Officer pursuant to Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

Date: May 16, 2016	By:	/s/ Gerald E. Commissiong
Name: Gerald E. Commissiong
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Robert Farrell
Name: Robert Farrell
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gerald E. Commissiong	Chief Executive Officer	May 16, 2016
Gerald E. Commissiong	(Principal Executive Officer), President, Director

/s/ Robert Farrell	Chief Financial Officer	May 16, 2016
Robert Farrell	(Principal Financial and Accounting Officer)

/s/ John W. Commissiong	Chief Scientific Officer, Director	May 16, 2016
John W. Commissiong

/s/ Robert L. Harris	Director	May 16, 2016
Robert L. Harris

/s/ Donald Huffman	Director	May 16, 2016
Donald Huffman

/s/ Joseph Rubinfeld	Director	May 16, 2016
Joseph Rubinfeld

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Amarantus Bioscience Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Amarantus Bioscience Holdings, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarantus Bioscience Holdings, Inc., as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered substantial losses from operations and has negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

May 16, 2016

Amarantus Bioscience Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$176	$214
Deferred financing fees	85	-
Prepaid expenses and other current assets	567	402
Total current assets	828	616

Non-current assets:
Property and equipment, net	115	145
Intangible assets	2,861	1,497
Goodwill	7,967	-
Total non-current assets	10,943	1,642

TOTAL ASSETS	$11,771	$2,258

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$7,723	$3,502
Accounts payable - Regenicin	-	2,550
Related party liabilities and accrued interest	257	252
Accrued interest	195	25
Notes payable	1,000	-
Senior secured convertible notes payable, net of discount $3,854	1,398	-
Derivative and warrant liability	5,098	-
Share-settled debt	521	-
Total current liabilities	16,192	6,329

Deferred tax liability	1,113	-
Total liabilities	17,305	6,329

Series H, $1,000 stated value; 10,000 shares designated; 2,816 and 0 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $3,154	3,154	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized:
Series A, $0.001 par value, 250,000 shares designated, -0- shares issued and outstanding as of December 31, 2015 and December 31, 2014	-	-
Series B, $0.001 par value, 3,000,000 shares designated, -0- shares issued and outstanding as of December 31, 2015 and December 31, 2014	-	-
Series C, $0.001 par value, 750,000 shares designated, 750,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014	1	1
Series D, $1,000 stated value; 1,300 shares designated; 0 and 1,299 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	-	1,169
Series E, $1,000 stated value; 13,335 shares designated, 9,766 and 4,500 issued and outstanding as of December 31, 2015 and December 31, 2014 respectively; aggregate liquidation preference of $12,480	8,764	4,050
Series G, $5,000 stated value; 10,000 shares designated; 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.	-	-
Common stock, $0.001 par value, 35,000,000 authorized; 21,177,353 and 5,615,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	21	6
Additional paid-in capital	74,767	45,886
Accumulated deficit	(92,241)	(55,183)
Total stockholders' equity (deficit)	(8,688)	(4,071)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) AND TEMPORARY EQUITY	$11,771	$2,258

The accompanying notes are an integral part of these consolidated financial statements.

Amarantus Bioscience Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the years ended
	December 31,
	2015	2014
Net revenues:	$-	$-

Operating expenses:
Research and development	13,256	13,762
General and administrative	11,565	7,592
Total operating costs and expenses	24,821	21,354
Loss from operations	(24,821)	(21,354)
Other income (expense):
Interest expense	(2,228)	(813)
Loss on issuance of common stock	-	(260)
Loss on issuance of warrants	-	(3,867)
Loss on extinguishment of convertible debt	(1,296)	(1,250)
Loss on issuance of senior secured convertible promissory notes	(1,645)	-
Change in fair value of warrants & derivatives liabilities	4,105	317
Change in fair value of share-settled debt	(246)	-
Change in fair value of earn-out liability	917	-
Other expense	-	(50)
Total other income (expense)	(393)	(5,923)
Net loss	(25,214)	(27,277)
Dividends declared on preferred stock	(3,595)	(875)
Deemed dividends on convertible preferred stock	(8,249)	-
Net loss applicable to common stockholders	$(37,058)	$(28,152)

Net loss per share applicable to common stockholders - basic and diluted	$(4.17)	$(5.71)
Weighted average shares used in computing basic and diluted loss per share	8,877,924	4,926,338

The accompanying notes are an integral part of these consolidated financial statements.

Amarantus Bioscience Holdings, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Par value	Shares	Par value	Capital	Deficit	(Deficit)
Balances as of January 1, 2014	750,000	$1	3,827,813	$4	$19,508	$(27,032)	$(7,519)
Common stock issued for services	-	-	50,971	-	663	-	663
Common stock issued to acquire intangible assets	-	-	36,667	-	354	-	354
Common stock issued to acquire in-process research and development	-	-	250,000	-	3,000	-	3,000
Common stock issued in settlement of accounts payable	-	-	5,357	-	68	-	68
Common stock issued in private placement	-	-	200,274	-	3,074	-	3,074
Common stock issued in consideration of commitment fees for equity financing	-	-	43,120	-	516	-	516
Deferred commitment fee for equity financing reclassified upon stock issuance	-	-	-	-	(518)	-	(518)
Common stock issued upon conversion of 8% convertible debentures, including accrued interest	-	-	576,489	1	8,422	-	8,423
Common stock issued upon conversion of convertible promissory notes, including accrued interest	-	-	46,252	-	130	-	130
Common stock issued for extension of maturity of demand promissory note payable	-	-	1,785	-	20	-	20
Common stock issued for Series D convertible preferred stock dividend	-	-	23,100	-	103	(103)	-
Loss on issuance of common stock	-	-	-	-	260	-	260
Common stock issued upon exercise of common stock warrants	-	-	552,777	1	4,974	-	4,975
Deferred funding costs charged to equity upon termination of advisory agreement	-	-	-	-	(190)	-	(190)
Loss on issuance of warrants	-	-	-	-	3,867	-	3,867
Series E convertible preferred stock issued, net of issue costs of $43	3,944	3,550	-	-	(43)	-	3,507
Series E convertible preferred stock issued to retire demand promissory note	556	500	-	-	-	-	500
Series E convertible preferred stock deemed dividend from beneficial conversion feature	-	-	-	-	376	(376)	-
Series D convertible preferred stock deemed dividend from beneficial conversion feature	-	330	-	-	-	(330)	-
Series D convertible preferred stock reclassified to stockholders’ equity (deficit)	1,299	839	-	-	-	-	839
Series E convertible preferred stock dividend accrued at period end	-	-	-	-	-	(65)	(65)
Stock-based compensation expense	-	-	-	-	1,302	-	1,302
Net loss	-	-	-	-	-	(27,277)	(27,277)
Balances as of December 31, 2014	755,799	5,220	5,614,605	6	45,886	(55,183)	(4,071)
Sale of Series E convertible preferred stock	5,250	4,725	-	-	-	-	4,725
Sale of Series G convertible preferred stock	1,622	6,950	-	-	-	-	6,950
Proceeds from issuance of common stock	-	-	273,003	-	2,883	-	2,883
Common stock issued for acquisition of Diogenix	-	-	662,526	1	7,950	-	7,951
Beneficial conversion feature of Series E convertible preferred stock adjustment due to rice reset from $7.50 to $4.50	-	-	-	-	2,835	(2,835)	-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series E convertible preferred stock	-	-	-	-	490	(490)	-
Beneficial conversion feature of Series H convertible preferred stock	-	-	-	-	1,260	-	1,260
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H convertible preferred stock	-	-	-	-	-	(1,260)	(1,260)
Deemed dividend on conversion of Series H convertible preferred stock to common stock	-	-	-	-	-	(1,301)	(1,301)
Deemed dividend related to accretion of redemption value of Series H convertible preferred stock	-	-	-	-	-	(2,363)	(2,363)
Common stock issued for note conversion	-	-	3,415,574	3	1,656	-	1,659
Common stock issued for Series D convertible preferred stock quarterly dividend	-	-	30,349	-	60	-	60
Common stock issued for Series E convertible preferred stock quarterly dividend	-	-	1,003,433	1	1,032	-	1,033
Common stock issued for Series G convertible preferred stock quarterly dividend	-	-	1,452,400	1	2,086	-	2,087
Common stock issued for Series H convertible preferred stock quarterly dividend	-	-	555,163	1	212	-	213
Note payable converted to Series E convertible preferred stock	766	689	-	-	-	-	689
Cancellation of Series G	-	-	(212,087)	-	-	-	-
Legal fees related to stock financing	-	-	-	-	(293)	-	(293)
Common stock issued in conversion of Series D convertible preferred stock	(1,299)	(1,169)	288,740	-	1,169	-	-
Common stock issued in conversion of Series E convertible preferred stock	(750)	(700)	1,501,112	1	699	-	-
Common stock issued in conversion of Series G convertible preferred stock	(1,622)	(1,810)	201,112	-	1,810	-	-
Purchase of Series G convertible preferred stock, net of conversion portion	-	(5,140)	-	-	390	-	(4,750)
Common stock issued in conversion of Series H convertible preferred stock			5,854,804	6	1,766	-	1,772
Common stock issued as fee for debt financing arrangement	-	-	10,200	-	116	-	116
Series D dividend accrued	-	-	-	-	-	(34)	(34)
Series E dividend accrued	-	-	-	-	-	(1,261)	(1,261)
Series G dividend accrued	-	-	-	-	-	(2,087)	(2,087)
Series H dividend accrued	-	-	-	-	-	(213)	(213)
Common stock issued for services	-	-	526,388	1	690	-	691
Nerverda Warrant Liability	-	-	-	-	600	-	600
Stock-based compensation expense	-	-	-	-	1,470	-	1,470
Fractional shares issued on reverse split	-	-	31	-	-	-	-
Net loss	-	-	-	-	-	(25,214)	(25,214)
Balance as of December 31, 2015	759,766	$8,765	21,177,353	$21	$74,767	$(92,241)	$(8,688)

The accompanying notes are an integral part of these consolidated financial statements

Amarantus Bioscience Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the years ended
	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(25,214)	$(27,277)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	80	35
Amortization of debt discount	1,298	582
Amortization of deferred financing fees	182	223
Amortization of intangible assets	96	118
Research and development licenses and patent acquired, expensed	5,401	-
Common stock issued for services	691	663
Common stock issued to acquire in-process research and development	-	3,000
Convertible notes issued for services	50	-
Write-off of clinical material	-	500
Impairment of investment	-	50
Loss on common stock issuance	-	260
Loss on issuance of senior secured convertible promissory notes	1,645	-
Loss on warrant issuance	-	3,867
Loss on extinguishment of convertible debt	1,296	1,250
Non-cash interest expense related to demand promissory note, warrants and derivative	216	52
Change in fair value of warrants and derivative liability	(4,105)	(317)
Change in fair value of share-settled debt	246	-
Change in fair value of earn-out liability	(917)	-
Stock-based compensation expense	1,470	1,302
Changes in assets and liabilities:
Deferred financing fees	(151)	-
Prepaid expenses and other current assets	(152)	(92)
Accounts payable and accrued expenses	1,469	4,645
Related party liabilities and accrued interest	5	3
Accrued interest	380	(195)
Net cash used in operating activities	(16,014)	(11,331)

Cash flows from investing activities
Restricted cash	-	(204)
Acquisition of DioGenix, Inc, net of non-cash portion	(900)	-
Investment	-	(50)
Purchase of research and development patent	(4,000)	-
Acquisition of property and equipment	(10)	(181)
Acquisition other assets	-	(1,100)
Net cash used in investing activities	(4,910)	(1,535)

Cash flows from financing activities
Proceeds from notes payable	4,605	500
Proceeds from senior secured convertible promissory notes	2,850	-
Proceeds from share-settled debt	225
Sale of Series E convertible preferred stock	4,725	3,550
Sale of Series G convertible preferred stock	6,950	-
Sale of Series H convertible preferred stock	3,796	-
Purchase of Series G convertible preferred stock	(4,750)	-
Repayment of promissory notes	(105)	(9)
Legal fees related to stock financing	(293)	(43)
Proceeds from issuance of common stock	2,883	3,074
Proceeds from exercise of warrants	-	4,975
Net cash provided by financing activities	20,886	12,047

Net decrease in cash and cash equivalents	(38)	(819)
Cash and cash equivalents, beginning of the year	214	1,033
Cash and cash equivalents, end of period	$176	$214

The accompanying notes are an integral part of these consolidated financial statements.

Amarantus Bioscience Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	For the years ended
	December 31,
	2015	2014
Supplemental schedule of non-cash investing and financing activities:
Acquisition of DioGenix, Inc
Prepaid expenses and other current assets	$(13)	$-
Property and equipment, net	$(40)	$-
Intangible assets	$(1,961)	$-
goodwill	$(7,967)	$-
Earn-out liability	$917	$-
Deferred tax liability	$1,113	$-
Common stock issued for acquisition of Diogenix	$7,951	$-
8% senior convertible debentures and accrued interest, net of unamortized debt discount and associated derivative liability converted to common stock	$-	$7,091
Debt discount associated with convertible promissory note - derivative liability	$3,720	$-
Issuance of warrants at fair value related to convertible debt	$3,096	$-
Warrant liability limitations adjustment	$1,045	$-
Fair Value of common stock warrant issued with Series H convertible preferred stock	$2,534	$-
Beneficial conversion feature of Series H convertible preferred stock	$1,260	$-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H convertible preferred stock	$1,260	$-
Deemed dividend on conversion of Series H convertible preferred stock to common stock	$1,301	$-
Deemed dividend related to accretion of redemption value of Series H convertible preferred stock	$2,363	$-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series E convertible preferred stock	$490	$-
Beneficial conversion feature of Series E convertible preferred stock adjustment due to rice reset from $7.50 to $4.50	$2,835	$-
Common stock issued as fee for debt financing arrangement	$116	$-
Common stock issued for Series D convertible preferred stock quarterly dividend	$60	$-
Common stock issued for Series E convertible preferred stock quarterly dividend	$1,033	$-
Common stock issued for Series G convertible preferred stock quarterly dividend	$2,087	$-
Common stock issued for Series H convertible preferred stock quarterly dividend	$213	$-
Common stock issued in conversion of Series D convertible preferred stock	$1,169	$-
Common stock issued in conversion of Series E convertible preferred stock	$700	$104
Common stock issued in conversion of Series G convertible preferred stock	$1,810	$-
Common stock issued in conversion of Series H convertible preferred stock	$1,772	$-
Common stock issued for note conversion	$1,659	$130
Series D dividend accrued	$34	$-
Series E dividend accrued	$1,261	$65
Series G dividend accrued	$2,087	$-
Series H dividend accrued	$213	$-
Common stock issued in consideration of commitment fees for equity financing	$-	$516
Common stock issued to acquire intangible assets	$-	$354
Common stock issued in settlement of accounts payable	$-	$68
Exchange of notes payable for senior secured convertible debt	$3,021	$-
Note payable converted to Series E convertible preferred stock	$689	$500

The accompanying notes are an integral part of these consolidated financial statements.

Amarantus Bioscience Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Amarantus Bioscience Holdings, Inc. (”the Company”) is a California based biopharmaceutical company founded in January 2008. The Company owns or have exclusive licenses to various product candidates in the biopharmaceutical and diagnostic areas of the healthcare industry. The Company is developing a diagnostic product candidates in the field of neurology, and therapeutic product candidates in the areas of neurology, psychiatry, ophthalmology and regenerative medicine. The Company’s business model is to develop product candidates through various de-risking milestones that will be accretive to shareholder value, and will strategically partner with pharmaceutical companies, diagnostic companies and/or other stakeholders in order to more efficiently achieve regulatory approval and commercialization.

The Company has three operating divisions: the diagnostics division; the therapeutics division; and the drug discovery division.

Reverse Stock Split

On May 2, 2015, the Company’s Board of Directors and stockholders approved a 1-for-150 reverse stock split of the Company’s authorized, issued and outstanding common stock. The reverse stock split became effective on June 10, 2015. Upon the effectiveness of the reverse stock split, (i) every one hundred and fifty shares of outstanding common stock was combined into one share of common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased, (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased, and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced.

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

3. Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Accounting for Business Combinations - Business combinations are accounted for under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The method records any excess purchase price over the fair value of acquired net assets as goodwill. The determination of the fair value of assets acquired, liabilities assumed involves assessments of factors such as the expected future cash flows associated with individual assets and liabilities and appropriate discount rates at the closing date of the acquisition. When necessary, external advisors are consulted to help determine fair value. For non-observable market values, fair values are determined using acceptable valuation principles (e.g., multiple excess earnings, relief from royalty and cost methods, discounted cash flows).

Contingent consideration assumed in a business combination is remeasured at fair value each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in results from operations.

The results of operations are included from the acquisition date in the financial statements for all businesses acquired.

Goodwill and Other Identifiable Intangibles - Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to in-process research and development ("IPR&D") programs acquired, as the Company expects future research and development on these programs to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite lived and would then be amortized based on their respective estimated useful lives at that point in time.

The Company estimates the fair value of the reporting unit using a market approach in combination with a discounted operating cash flow approach. Impairment of goodwill is measured as the excess of the carrying amount of goodwill over the fair values of recognized and unrecognized assets and liabilities of the reporting unit. An adjustment to goodwill will be recorded for any goodwill that is determined to be impaired. The Company tests goodwill for impairment at least annually in conjunction with the preparation of its annual business plan, or more frequently if events or circumstances indicate it might be impaired. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.

As of December 31, 2015, the Company performed a quantitative goodwill impairment test and determined that goodwill was not impaired.

Impairment of Long-Lived Assets - The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of discounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. Due to the significant decline in the Company’s stock price, the Company determined it was necessary to test its intangible assets for impairment during the fourth quarter of 2015. The Company used the sale of its Diagnostic unit subsequent to December 31, 2015 as a significant transaction to determine if the carrying value of the intangible assets were impaired. Based on the fair value of the common stock received, it was concluded that the fair value exceeded the carrying value and no impairment was necessary.

Research and Development Expenditures - Research and development costs are expensed as incurred. Research and development costs include salaries and personnel-related costs, consulting fees, fees paid for contract research services, fees paid to clinical research organizations and other third parties associated with clinical trials, the costs of laboratory equipment and facilities, and other external costs. The Company incurred $13.3 million and $13.8 million research and development costs for the years ended December 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments - Accounting standards have been issued which define fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The standard does not expand or require any new fair value measures; however its application may change current practice.

Fair value is defined under the standard as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standard also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market

●	Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability

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

Grant-date fair value is determined using the Black-Scholes option pricing model, which requires the use of the following assumptions:

Expected Term - The expected term represents the period that awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility - Stock price volatility is computed over expected terms based on the historical common stock trading price of the Company’s common stock.

Risk-Free Interest Rate - The risk-free interest rate is estimated based upon the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term.

Expected Dividend - Cash dividends have never been declared or paid on common shares and there are no plans to do so in the foreseeable future such that the expected dividend yield is assumed to be zero.

Forfeiture Rate - The forfeiture rate is based on historical data and managements estimates of failure rate to achieve vesting conditions. Forfeiture rates are adjusted as actual forfeitures differ from managements estimates for the awards that actually vest in the period of the change in estimate.

The fair value of stock options granted to nonemployees is recognized over the period in which the related services are received.

Debt Extinguishment - The Company accounts for the income or loss from extinguishment of debt by comparing the difference between the reacquisition price and the net carrying amount of the debt being extinguished should be recognized as gain or loss when the debt is extinguished. The gain or loss from debt extinguishment is recorded in the consolidated statements of operations under "other income (expense)" as loss from extinguishment of convertible debt.

Share-settled Debt – Share-settled debt may settle by providing the holder with a variable number of shares with an aggregate fair value equaling the debt principal outstanding. (In some cases, a discount to the fair value of the share price may be used to determine the number of shares to be delivered, resulting in settlement at a premium.) Share-settled debt was analyzed to determine that the share settled debt does not contain a beneficial conversion feature or contingent beneficial conversion feature. Share-settled debt is recorded at fair value.

Sequencing - As of October 2015, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

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

Convertible Financial Instruments - The Company bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

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

Common Stock Purchase Warrants and Derivative Financial Instruments - Common stock purchase warrants and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as equity or liabilities. The Company assesses classification of its common stock purchase warrants and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

Net Loss Per Common Shareholder - Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares (including redeemable shares) plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are anti-dilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share.

Segments - The Company operates as one operating segment which reflect the manner in which performance was assessed by the Operating segment manager and, accordingly, no segment disclosures have been presented herein.

Subsequent Events - The Company has evaluates subsequent events up to the date of filing of its Annual Report on Form 10-K for the year ended December 31, 2015.

Adoption of Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. In particular, ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU No. 2015-15 and its adoption did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition. ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40) — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” , which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures.  In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging ("ASU 2014-16"), which clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Update does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The Company will adopt ASU 2014-16 on January 1, 2016 and does not believe the adoption of this ASU to have a material impact on the combined and consolidated financial statements.

ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its financial statements and related disclosures.

ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. When adopted, the Company does not expect this guidance to have a material impact on the Company’s financial statements.

4. Business Combinations

Acquisition of Diogenix, Inc.

On January 8, 2015, the Company acquired DioGenix, which owns a pipeline of diagnostic tests focused on immune-mediated neurological diseases, such as multiple sclerosis (MS). Its lead product, MSPrecise, can significantly expand a physician's ability to diagnose patients that exhibit unclear neurological dysfunction.

Consideration paid included 662,526 shares of Company stock valued at $12.00 per share and $0.9 million in cash for a total consideration of $8.9 million. In addition, the agreement provides for a contingent payment amount up to $2.0 million in cash and common stock of the Company should the acquired company achieve certain milestones related to results of clinical testing and future revenue from products in development. The fair value of the contingent consideration was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market (Level 3 inputs). Key assumptions include the discount rate of 30.4% and probability-adjusted potential outcomes.

Following an acquisition, there is a period of not more than twelve months from the closing date of the acquisition to finalize the acquisition date fair values of assets acquired and liabilities assumed, including valuations of identifiable intangible assets and property and equipment. The purchase price allocation was finalized on December 31, 2015. The determination of fair values of acquired intangible assets and property and equipment involves a variety of assumptions, including estimates associated with remaining useful lives.

The following unaudited supplemental pro forma information presents the financial results as if the Merger had occurred on January 1, 2014. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2014, nor is it indicative of any future results (amount in thousands):

For the year end December 31, 2014
(Unaudited)
Net Sales	$-
Operating Expenses	23,335
Loss from operations	(23,335)
Total other expenses	(6,378)
Net Loss	(29,713)
Basic and diluted net loss per common share	$(0.04)

The allocation of the purchase price to the Company’s balance sheet is shown below (amount in thousands):

January 8, 2015
Intangibles - Acquisition Diogenix (IPR&D)	$2,861
Prepaid expenses and other current assets	13
Property and equipment, net	40
Goodwill	7,967
Total assets	10,881
Earn-out liability	(917)
Deferred tax liability	(1,113)
Net assets acquired	$8,851

Goodwill represents expected synergies resulting from the combination of the entities and other intangible assets that do not qualify for separate recognition, while IPR&D assets represent ongoing projects obtained through the acquisition.

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed including the related deferred tax liability. Goodwill is not deductible for tax purposes.

5. Research and Development Licenses and Patent Acquired

The following table summarizes the Company’s intangible assets (amount in thousands):

	As of December 31,
	2015	2014
Intangibles - Acquisition Diogenix (IPR&D)	$2,861	$-
Licenses	-	1,497
Total intangible assets	$2,861	$1,497

Acquisition of Diogenix

The Company tested its intangible assets for impairment during the fourth quarter of 2015 and determined that its intangible assets were not impaired.

Asset Acquired in Research and Development

On July 8, 2015, the Company exercised its previously disclosed option to acquire Intellectual property rights on the Engineered Skin Substitute for $4.0 million. Pursuant to the Agreement, the Company will be required to pay up to $5.0 million in aggregate milestone payments upon the achievement of certain regulatory milestones, none of which have currently been met.

Cost incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and has no alternative future use. Accordingly, the total purchase price of $4.0 million for the licenses acquired during the period was reflected as research and development expenses on the Consolidated Statements of Operations for the year ended December 31, 2015.

Licenses

The Company concluded that there is no further alternative future use associated with the licensed assets and as such they were expensed to the statement of operations as research and development cost.

6. Notes Payable

$1.0 Million Notes Payable Securities Purchas Agreement

On July 9, 2015, the Company entered into a Securities Purchase Agreement with four investors to purchase an aggregate of $1.0 million in principal amount of 12% Promissory Notes (the “Notes Payable”) due July 9, 2016. One Note Payable Investor, with $0.6 million in Notes Payable has the right to exchange the Notes Payable for 12% Senior Secured Convertible Notes at any time.

$0.6 million Conversion Feature

The conversion feature of the $0.6 million note was treated as an embedded conversion feature and bifurcated for financial statement purposes, as the terms were not indexed to the Company’s stock.

The Notes Payable are currently in default.

Other miscellaneous debt agreements

During the years ended December 31, 2015, the Company entered into multiple note agreement (the “Notes”) with multiple investors for an aggregate of $105,000 in principal. The notes were fully paid back as of December 31, 2015.

7. Senior Secured Convertible Promissory Notes

The following is a summary of outstanding senior secured convertible notes as of December 31, 2015 (amount in thousands):

			Stated			Remaining
	Issue Date	Maturity Date	Interest Rate	Conversion Terms	Face Value	Debt Discount	Carrying Value
Delafield Investments Ltd	9/30/2015	9/29/2016	12%	$0.43	$3,056	$(2,286)	$770
Dominion Capital LLC	9/30/2015	9/29/2016	12%	$0.43	2,096	(1,568)	528
US 1000 LLC	12/07/2015	12/6/2016	12%	N/A	100	-	100
Ending balance as of December 31, 2015					$5,252	$(3,854)	$1,398

12% Senior Secured Convertible Promissory Note and Warrants

Delafield Notes

On September 30, 2015, the Company entered into a Securities Purchase Agreement (the “Notes SPA”) with an institutional investor for the sale of an aggregate principal amount $3.1 million (including 10% OID) 12% Senior Secured Convertible Promissory Notes due September 29, 2016 (the “Delafield Notes”) and a warrant to purchase 1,299,000 shares of common stock. The proceeds to the Company from the sale was $2.7 million.

Delafield Warrants

The warrants are exercisable after March 31, 2016 and terminate on the five-year anniversary of that date. The warrants had an initial exercise price of $2.00 per share. The warrants have an aggregate exercise provision that upon reset the amount of warrant coverage increases proportionally to the decrease in exercise price.

The terms of the warrants had reset provisions that precluded their inclusion as equity and was recorded as a warrant liability on the balance sheet.

As of December 31, 2015, the debt discount associated with Delafield Notes was $2.3 million, and expected to be amortized in 9 months.

Dominion Notes

On September 30, 2015, the Company entered into an exchange agreement with an institutional investor pursuant to which the Company exchanged $3.0 million (including OID and make-whole) Notes Payable previously issued in 2015, which included principal and accrued interest for a $3.0 million Senior Secured Convertible Promissory Note (“Dominion Note”) and a common stock purchase warrant to purchase 1,299,000 with a $2.00 exercise price. The warrants have an aggregate exercise provision that upon reset the amount of warrant coverage increases proportionally to the decrease in exercise price.

The terms of the warrants had reset provisions that precluded their inclusion as equity and was recorded as a warrant liability on the balance sheet.

Conversion of Dominion Notes

During the quarter ended December 31, 2015, the Company entered into a conversion agreement with the investor to covert an aggregate amount of $0.9 million of the Dominion Notes to 3,415,574 shares of common stock. The Company recognized a loss on extinguishment of $1.3 million from the conversion of convertible debt with a bifurcated conversion option, which included the write-off of $0.4 million of derivative liability, $0.9 million in debt discount and fair value of the common shares issued of $1.7 million.

As of December 31, 2015, the debt discount associated with Dominion Notes was $1.6 million, and expected to be amortized in 9 months.

Senior Secured Convertible Promissory Notes - Interest Terms

The principal amount of the Dominion Notes and Delafield Notes (“Senior Secured Notes”) shall accrue interest at a rate equal to 12% per annum, payable on the Maturity Date in cash, or, at the Company’s option, in common stock or a combination thereof. At any time upon five (5) days written notice to the Investor, the Company may prepay any portion of the principal amount of the Senior Secured Notes and any accrued and unpaid interest at an amount equal to 120% of the then outstanding principal amount of the Senior Secured Notes and accrued interest or 130% if a Qualified Financing (as defined in the Senior Secured Notes) has occurred.

Senior Secured Convertible Promissory Notes - Security interest

In connection with the issuance of the Senior Secured Notes, the Company granted a security interest in all of its assets to the note holders.

Senior Secured Convertible Promissory Notes - Events of Default

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

The Company is currently in default with all Senior Secured Notes.

Senior Secured Convertible Promissory Notes - Conversion Features

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

The conversion features of the notes were bifurcated from the host instrument as its conversion terms were not indexed to the company’s own stock. In addition, the warrants associated with the debt instruments were also treated as a free standing derivative liability. The total fair value of the embedded conversion feature and the warrants exceeded the net proceeds received and resulted in a loss on issuance of $1,045.

Other Convertible Notes Payable

On July 1, 2015, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which such Investor purchased an aggregate of $0.6 million in principal amount of 12% Convertible Promissory Notes (the “Notes”) due April 2, 2016. This note was shortly thereafter converted into 766 shares of Series E Convertible Preferred Stock with a 10% OID discount.

On December 7, 2015, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which such Investor purchased an aggregate of $100,000 in principal amount of Convertible Promissory Notes.

8. Share-settled Debt

On August 27, 2015, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which such Investor purchased an aggregate of $75,000 in principal amount of 20% Convertible Promissory Notes due February 24, 2016. The conversion price is 55% of the lowest VWAP of the prior 5 trading days.

On October 14, 2015, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which such Investor purchased an aggregate of $150,000 in principal amount of 15% Promissory Notes due November 4, 2016. The conversion price is 55% of the lowest VWAP of the prior 5 trading days.

On November 20, 2015, the Company issued a convertible promissory note in principal amount of $50,000 to a vendor in exchange for its services. The conversion price is 50% of the average of the lowest 3 closing prices for 10 trading days prior to but not including the conversion date

These three convertible notes (the “Notes”) settle by providing the holder with a variable number of the Company’s shares with an aggregate fair value determined by reference to the debt principal outstanding. Because the value that the holder receives at settlement does not vary with the value of the Company’s equity shares, the settlement provision is not considered a conversion option for financial accounting purposes. Rather, these Notes are recognized as share-settled debt at fair value. During 2015, the Company recorded $0.2 million change in fair value of the Notes.

The share-settled debt is currently in default.

9. Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 by level within the fair value hierarchy, are as follows:

	Fair value measured at December 31, 2015
	Fair value at	Quoted prices in active	Significant other observable	Significant unobservable
	December 31,	markets	inputs	inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$-	$-	$2,073	$2,073
Warrant liability	-	-	3,025	3,025
Share-settled debt	-	-	521	521
Total fair value	$-	$-	$5,619	$5,619

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2015 and 2014.

The following table presents additional information about Level 3 liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 liabilities measured at fair value for the period ended December 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	Warrant Liability	Earn-out Liability	Embedded Conversion Feature	Share-settled Debt	Total
January 1, 2014	$-		$5,859	$-	$5,859
Conversion of 8% senior convertible debentures to common stock	-		(5,542)	-	(5,542)
Change in fair value	-		(317)	-	(317)
December 31, 2014	-		-	-	-
Issuance of convertible notes	-		3,936	-	3,936
Issuance of share-settled debt	-		-	275	275
Addition of earn-out liability		917			917
Issuance of warrants	5,631		-	-	5,631
Conversion of 8% senior convertible debentures to common stock	-		(363)	-	(363)
Change in fair value	(2,606)	(917)	(1,500)	246	(4,777)
December 31, 2015	$3,025	-	$2,073	$521	$5,619

The fair value of contingent earn-out liability was determined using discounted cash flow models for multiple revenue scenarios. To calculate the fair value of the contingent liability, the probability of the discounted fair value of each scenario was weighted. As of December 31, 2015, the Company determined that the fair value of the earn-out liability was $0.

The Company’s warrant liabilities, derivative liabilities and share-settled debt are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of weighted average (in aggregate) about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2015 is as follows:

	As of December 31, 2015
	Warrant Liability	Derivative Liability	Share-settled Debt
Contractual life (years)	4.8	0.8	0.4
Annualized volatility*	71%	70%	70%
Conversion price	$2.00	$2.50	$0.30
Expected dividends	0%	0%	0%
Risk-free investment rate	1.7%	0.6%	0.6%

* The Company uses comparable companies within the same industry to derive at the 70% annualized volatility.

10. Net Loss per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the periods indicated (amount in thousands):

	As of December 31,
	2015	2014
Numerator:
Net loss	$(25,214)	$(27,277)
Preferred stock dividend	(3,595)	(875)
Deemed dividends on convertible preferred stock	(8,249)	-
Net loss attributable to common stockholders	$(37,058)	$(28,152)

Denominator:
Weighted Average Common stock outstanding	8,878,000	4,926,000

Basic and diluted net loss per share	$(4.17)	$(5.71)

Potentially dilutive securities consist of:

	As of December 31,
	2015	2014
Outstanding common stock options	308,000	201,000
Outstanding preferred stock option	829,000	829,000
Common Stock Purchase Warrants	12,810,000	311,000
Related party liability	401,000	20,000
Convertible senior secured promissory notes and accrued interest	12,382,000	-
Convertible preferred stock Series C	5,000	5,000
Convertible preferred stock Series D	-	289,000
Convertible preferred stock Series E	1,302,000	375,000
Convertible preferred stock Series H	6,534,000	-
Potentially dilutive securities	35,021,000	2,030,000

All of the listed dilutive securities are excluded from the computation of fully diluted loss per share as they are antidilutive.

11. Commitments and Contingencies

Commitments:

Sponsored Research Arrangements:

The Company entered into a number of sponsored research agreements during 2015, primarily, which require us to make future payments as follows (amount in thousands):

2016	$150
Total	$150

Lease Arrangements

The Company leases its main office facility and laboratory space in two separate locations in San Francisco, California. Office space in San Francisco is leased through November 2016 and provides for a monthly rental payment of approximately $12,600, plus operating expenses, subject to annual adjustment, of approximately $9,000 per month. The other facility lease is on a month-to-month basis.

Future non-cancellable minimum lease payments are (amount in thousands):

2016	$139
Total	$139

Rent expense for the years ended December 31, 2015 and 2014 was $407,000 and $150,000, respectively.

12. Temporary Equity

The following table summarizes the Company’s Series H Preferred Stock activities for the year ended December 31, 2015 (amount in thousand):

	Series H convertible preferred stock
	Shares	Value
Total temporary equity as of December 31, 2014	-	$-
Proceeds from sale of Series H preferred stock, net of issuance costs of $0.4 million	4,588	3,796
Beneficial conversion feature of Series H convertible preferred stock	-	(1,260)
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H convertible preferred stock	-	1,260
Fair Value of common stock warrant issued with Series H convertible preferred stock	-	(2,534)
Common stock issued in conversion of Series H convertible preferred stock	(1,772)	(1,772)
Deemed dividend on conversion of Series H convertible preferred stock to common stock	-	1,301
Deemed dividend related to accretion of redemption value	-	2,363
Total temporary equity as of December 31, 2015	2,816	$3,154

Securities Purchase Agreement

In September 2015, the Company entered into a Securities Purchase Agreement (the “Series H SPA”) with an institutional investor for the sale of 3,056 (including 10% OID) shares of the Company’s 12% Series H Preferred Stock (the “Series H Preferred Stock”) and a warrant to purchase 1,299,000 shares of common stock (the “RD Warrant” and together with the Series H Preferred Stock, the “Securities”) in a registered direct offering (the “RD Offering”), subject to customary closing conditions. The gross proceeds to the Company from the RD Offering were $2.4 million, net of $0.3 million of legal fees. Each share of Series H Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at an initial conversion price of the lower of (i) $2.50, subject to adjustment and (ii) 75%, subject to adjustment, of the lowest volume weighted average price, or VWAP, during the fifteen (15) Trading Days immediately prior to the date a conversion notice is sent to the Company by a holder, at any time at the option of the holder. The proceeds of the raise was used to buyout the holders of the Series G. A minimal amount was remaining and was included as a dividend.

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

4th Quarter Sale of Series H Preferred

During the quarter ended December 31, 2015, the Company sold additional 1,532 (including 10% OID) shares of the Company’s Series H Preferred Stock and a warrant to purchase 650,896 shares of common stock for gross proceeds of $1.4 million.

During the year ended December 31, 2015, the Company recorded a deemed dividend of $0.9 million related to the beneficial conversion feature with the issuance of the Series H Convertible Preferred stock.

During the year ended December 31, 2015, 1,772 shares of Series H Preferred were converted to common stock. Upon conversion the Company recorded an additional deemed dividend of $1.6 million.

Temporary equity

The instrument is being classified as temporary equity because it has redemption features outside of the Company’s control upon certain triggering events. If the Company fails to provide at all times the Registration Statement or usable prospectus that permits the Company to issue the Conversion Shares or which allows the Holder to sell the Conversion Shares pursuant thereto), is considered outside of the Company’s control.

Redemption value

The Company is carrying the Series H at its maximum redemption amount at December 31, 2015 as the security is not currently redeemable, but is redeemable subsequent to December 31, 2015. The Company recognized the change immediately as if the redemption was to occur as of December 31, 2015. The current redemption amount is $3.1 million as of December 31, 2015

13. Stockholders’ Equity

Preferred Stock

Series D Convertible Preferred Stock

On June 30, 2014, with the approval of the holder of the Company’s Series D Preferred Stock, the Company filed an amendment to the Certificate of Designation of the Series D Preferred Stock to remove the feature by which stockholder could require redemption of the stock at cost. Accordingly, since the Series D Preferred Stock now contains mainly equity-like features, the Company changed the classification of the stock on its balance sheet from temporary equity to permanent equity within stockholders’ equity (deficit).

The Series D securities were issued at 10% discount and contain a beneficial conversion feature. The beneficial conversion feature has been accreted, resulting in a deemed dividend reflected in the December 31, 2014 Consolidated Statements of Stockholders’ Equity (Deficit). The value of the original issue discount is $130 and the beneficial conversion feature is $321.

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

During the third quarter of 2015, 350 shares of Series D preferred stock were converted into 77,778 common shares.

Series E Convertible Preferred Stock

On November 7, 2014, the Company entered into securities purchase agreements pursuant to which the Company issued 4,500 shares of Series E Convertible Preferred Stock (”Series E Preferred Stock”) which has a stated value of $1,000 and pays quarterly 12% cumulative dividends per annum. Dividends are payable by the Company in cash or at the Company’s option, in shares of common stock if certain conditions are met. These conditions include availability of funds or no occurrence of a triggering event. Triggering events include change of control, bankruptcy, junior security redemptions, the Company’s common stock shall fail to be listed or quoted on a Trading Market for more than five Trading Days. As of December 31, 2015 no triggering event has occurred.

Series E Make-whole dividend rights

Holders of Series E shares are entitled to three years of dividends from the date of issuance net of dividends already accrued. Each share of Series E Preferred Stock is convertible into shares of common stock by dividing the stated value per share by the then effective conversion price. The conversion price for the Series E is $12.00 per share, subject to adjustment under certain conditions, but in no event prior to six months from issuance.

Series E voting rights

Series E Preferred stockholders have the right to vote on all matters submitted to the Company’s shareholders and the Series E Preferred Stock are entitled to such number of votes on an as-converted basis. Series E Preferred Stock also has a liquidation preference equal to the stated value and accrued and unpaid dividends.

Sales of Series E

During 2014, the Company sold 3,944 shares of Series E Preferred Stock for proceeds of $3.5 million, net of issuance costs of $43,000. The Company also issued 556 shares of Series E Preferred Stock to retire a $0.5 million demand promissory note.

The Series E shares were issued at 10% discount and contain a beneficial conversion feature. The beneficial conversion feature has been accreted, resulting in a deemed dividend reflected in the December 31, 2014 Consolidated Statements of Stockholders’ Equity (Deficit). The value of the original issue discount is $450 and the beneficial conversion feature is $376.

Through December 31 2015, the Company has sold an additional 5,250 shares of Series E convertible preferred stock for gross proceeds of $4.7 million.

Senior Secured Notes Conversion into Series E

During the year ended December 31, 2015, the Company converted $0.7 million senior secured notes to 766 shares of Series E Preferred Stock.

Series E Conversions into common stock

Through December 31 2015, the Company converted 750 Series E shares to 1,501,112 common shares, and 1,003,433 shares of common stock were issued as a dividend.

Conversion Price

On July 9, 2015, the Company filed an amended and restated Certificate of Designation of its Series E Preferred Stock (the “Amendment”). The Amendment changed the conversion price for the Series E Preferred to $7.50, subject to adjustment commencing on January 8, 2016 (the “Conversion Price”).

After January 8, 2016, in the event that Preferred Stock is outstanding, a Holder delivers a Notice of Conversion within 5 Trading Days following a period that the average of 3 consecutive VWAPs is less than $9.00 (subject to adjustment for reverse and forward stock splits and the like)(“Trigger Period”), the Conversion Price shall be thereafter reduced, and only reduced, to equal the lesser of the then Conversion Price (as previously adjusted) and 65% of the average of the lowest 2 consecutive VWAPs out of the prior 10 consecutive Trading Days prior to the delivery of such Conversion Notice.  Such adjustment may occur on multiple occasions during any Trigger Period and shall permanently reduce, and never increase, the Conversion Price. Notwithstanding the foregoing if the common stock of the Company is listed on NASDAQ and the price is $18.00 at the time of listing and for 10 consecutive Trading Days after such listing (subject to adjustment for reverse and forward stock splits and the like), then the adjustment of the Conversion Price above shall be 80% instead of 65% of the average of the lowest 2 consecutive VWAPs out of the prior 10 consecutive Trading Days.

Liquidation preference

The liquidation preference for Series E convertible preferred stock was $12.5 million as of December 31, 2015.

Series G Preferred Stock

Issuance

In the second quarter of 2015, the Company issued 1,087 shares of Series G Preferred stock for gross proceeds of $5.0 million, which was net of 8% original issue discount.

On July 10, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement (the “Series G SPA”) with an institutional investor for the sale of 435 shares of the Company’s Series G Preferred Stock and an additional 100 shares of Series G Preferred Stock as a fee (collectively, the “Shares”) in a registered direct offering (the “Offering”), subject to customary closing conditions. The gross proceeds to the Company from the registered direct offering were $2.0 million. Closing conditions were met on July 10, 2015 and the transaction was closed on July 13, 2015. The Series G Preferred Stock has a fixed conversion price of $9.00.

Repurchase Agreement

On September 25, 2015, the Company entered into a repurchase agreement (the “Repurchase Agreement”) with the holder of all of the Company’s issued and outstanding Series G Preferred Stock (the “Series G Holder”) pursuant to which the Company repurchased the remaining Series G Preferred Stock and all shares of common stock held by the Series G Holder for an aggregate purchase price of $4,750. As of October 1, 2015, there are no more shares of Series G Preferred Stock issued and outstanding.

Conversions

1,622 shares of Series G converted through December 31, 2015 into 201,112 of common shares. In addition, the holders upon conversion received a conversion premium amount based on an agreed upon dividend rate which ranged 13-24% and six years from the date of notice of exercise. In aggregate a conversion premium amount of $1.9 million was due the holders.

The conversion premium amount was converted into common stock based upon an agreed upon discount to the common stock price, which ranged between $0.90 to $3.40. This resulted in additional common stock issued of approximately 1,416,000.

Common Stock

The Company is authorized to issue 35,000,000 shares of common stock, $0.001 par value. The holders of common stock: (i) have equal rights to dividends from funds legally available therefore, ratably when as and if declared by the Company’s Board of Directors; (ii) are entitled to share ratably in all assets of the Company available for distribution to holders of common stock upon liquidation, dissolution, or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions applicable thereto; (iv) are entitled to one non-cumulative vote per share of common stock, on all matters which shareholders may vote on at all meetings of shareholders; and (v) the holders of common stock have no conversion, preemptive or other subscription rights. There is no cumulative voting for the election of directors. Each holder of the Company’s common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. As of December 31, 2015, the Board of Directors had declared no dividends payable to holders of the Company’s common stock.

Common stock private placement

In March 2014, the Company entered into an equity financing agreement (“LPC Purchase Agreement”) with Lincoln Park Capital Fund LLC (“LPC”) whereby LPC is obligated to purchase up to $20.0 million of the Company’s common stock from time to time over a 30 month period, as directed by the Company and subject to certain requirements, restrictions and limitations. Under the LPC Purchase Agreement, the per share purchase price will be the lesser of the lowest sale price of common stock on the purchase date or the average of the three lowest closing purchase prices during the ten consecutive business days prior to the purchase date. However, LPC is not obligated to purchase shares from the Company on any date that the closing price of the common stock is below $6.00, subject to adjustment upon the occurrence of certain stock related events. The Company may also request that LPC purchase shares under an accelerated purchase notice whereby the per share purchase price will be the lower of (i) 94% of a volume weighted average price calculation as determined under the LPC Purchase Agreement or (ii) the closing price of the common stock on the accelerated purchase date.

Concurrently with the execution of the LPC Purchase Agreement, LPC purchased an initial 26,667 shares for gross proceeds of $0.4 million.

In consideration for entering into the LPC Purchase Agreement, the Company issued 63,333 shares of common stock to LPC (the ‘Commitment Fee Shares’), 40,000 upon entering into the agreement and 23,333 contingently issuable on a pro rata basis as the Company utilizes the financing arrangement. The agreement will automatically terminate upon the earlier of 30 months (August 2016) or upon full utilization of the purchase commitment.

The fair value of the 40,000 Commitment Fee Shares initially issued to LPC was approximately $0.5 million at issue and initially recorded as a deferred funding fee asset. The fee, as well as fair value at issue of subsequent Commitment Fee Shares, has been recognized as additional paid in capital as of December 31, 2014.

During the first quarter of 2015 under the Lincoln Park Capital Fund LLC financing arrangement the Company sold 256,305 common shares and issued 3,290 common shares as a commitment fee for a total of $2.8 million.

Service Compensation

During the year ended December 31, 2015, the Company issued an aggregate of 526,388 shares of common stock to multiple venders as service compensation. The Company recorded $0.7 million service cost based on the fair value of the common stock on the issuance date.

Warrants

Nervada Warrants

On September 30, 2015 the Company issued warrants to purchase 500,000 shares of its common stock in exchange for an existing investor to agree to a lock-up of shares of common stock it held. The warrants are exercisable at $0.01 per share. The Company fair valued the warrant at $0.6 million and recorded a loss on issuance. The inputs included the exercise price of $0.01, contractual term of 5 years, volatility of 250% and risk free rate of 1%. The warrants are not exercisable until September 30, 2016.

Common Stock Purchase Warrants

The following table summarizes the Company’s warrant activities for the years ended December 31, 2015 and 2014:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual
	Warrants	Exercise Price	Term
Outstanding as of December 31, 2013	563,689	$9.00	1.69
Issued in connection with warrant exchange	300,000	18.00
Exercised	(552,777)	9.00
Outstanding as of December 31, 2014	310,912	18.00	3.06
Issued in connection with various financings (1)	5,046,705	2.00
Reset Warrants (2)	7,460,353	0.71
Expired and cancellation	(8,020)	9.00
Outstanding as of December 31, 2015	12,809,950	$1.14	4.77

(1)	Approximately 4,547,000 warrants contain “down round protection” and the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period.

(2)	Certain warrants contain aggregate exercise provisions, and upon a reset the exercise price is decreased and the amount of common stock available under the warrant agreement increases. During the 4th quarter a reset occurred decreasing the exercise price from $2.00 to $0.71 and increasing the amount of common stock available to be issued from 4,106,000 to 11,566,000

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

The following table is a summary of activity under the 2008 Plan:

	Common stock	Weighted	Weighted Average Remaining
	options	Average	Contractual
	outstanding	Exercise Price	Term
Balance December 31, 2013	46,275	$7.50	8.00
Options granted (weighted-average fair value of $0.08)
Employee (1)	83,333	13.50	8.20
Non-employee	22,009	12.00	8.20
Options cancelled	(7,643)	10.50
Outstanding as of December 31, 2014	143,974	11.50	7.80
Options cancelled	(30,000)	15.00
Outstanding as of December 31, 2015	113,974	$10.58	8.50

Options vested December 31, 2015	104,891

(1)	Includes 26,666 shares granted to Robert Farrell, the Company’s Chief Financial Officer, 13,333 of which are performance-based and vest upon continued service and achievement of a specific goal; and 13,333 of which are market-based and vest upon continued service and the Company’s achievement of certain stock price targets. All of these shares have an exercise price of $12.00.

The amount of awards available to grant under the Plan is 38,977 as of December 31, 2015.

2014 Stock Plan

In August 2014, the Company adopted the 2014 Stock Plan (the “2014 Plan”), which was approved by the Company’s stockholder at the Company’s Annual Meeting in September 2014. Under the 2014 Plan, the Company may grant up to 1,025,868 common shares in the form of incentive stock options, nonqualified stock options or stock awards to eligible persons, including employees, nonemployees, members of the Board of Directors, consultants, and other independent advisors who provide services to the Company. In general, options are granted with an exercise price equal to the fair value of the underlying common stock on the date of the grant. Options granted typically have a contractual life of 10 years and vest over periods ranging from being fully vested as of the grant date to four years.

The following table is a summary of activity under the 2014 Plan:

	Common stock options	Weighted Average	Weighted Average Remaining Contractual
	outstanding	Exercise Price	Term
Balance December 31, 2013	-	$-	-
Options granted
Employee	57,333	13.50	8.80
Outstanding as of December 31, 2014	57,333	13.50	8.80
Options granted
Employee	166,467	12.50	8.20
Non-employee	15,000	12.30	8.20
Options cancelled	(44,600)	12.00
Outstanding as of December 31, 2015	194,200	$8.91	9.50

Options vested December 31, 2015	83,922

The amount of awards available to grant under the 2014 Plan is 831,668 as of December 31, 2015.

2012 Preferred Stock Plan

In July 2012, the Board of Directors adopted a new stock plan, the Management, Employee, Advisor and Director Preferred Stock Option Plan - 2012 Series B Convertible Preferred Stock Plan (“Preferred Stock Plan”). The purposes of the Preferred Stock Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Management, Employees, Advisors and Directors and to promote the success of the Company’s business. Each share of Series B Preferred stock converts into 0.33 shares of common stock. The following table is a summary of activity under the Preferred Stock Plan:

	Preferred stock options	Weighted Average	Weighted Average Remaining Contractual
	outstanding	Exercise Price	Term
Balance December 31, 2013	2,287,500	$0.47	8.50
Options granted
Employee	200,000	2.21	8.80
Outstanding as of December 31, 2014	2,487,500	0.61	8.80
Options granted	-	-	-
Outstanding as of December 31, 2015	2,487,500	$0.61	7.80

Options vested December 31, 2015	2,483,333

The amount of awards available to grant under the Preferred Stock Plan is 512,500 as of December 31, 2015.

Stock-based compensation expense for all plans for the years ended December 31, 2015 and 2014 is classified in the statements of operations as follows:

	For the Years Ended December 31,
	2015	2014
Research and development	$455	$412
General and administrative	1,015	890
Total	$1,470	$1,302

At December 31, 2015, there was a total of approximately $2.0 million of unrecognized compensation cost, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The fair value of the Company’s stock-based awards during the twelve months ended December 31, 2015 and 2014 were estimated using the following assumptions:

	Year Ended December 31,
	2015	2014
Weighted-average volatility	262%	288%
Weighted-average expected term	6.18	5.8
Expected dividends	0%	0%
Risk-free investment rate	2%	2%
Expected forfeiture rate	0%	0%

15. Income Taxes

There is no provision for income taxes because we have incurred operating losses since inception and applied a full valuation allowance against all deferred tax assets. The reported amount of income tax expense attributable to operations for the year differs from the amount that would result from applying domestic federal statutory tax rates to loss before income taxes from operations as summarized below (amount in thousands):

	Year ended December 31,
Loss before income taxes	2015	2014
United States	$(25,213)	$(27,277)
Foreign	-	-
Total Income (Loss) before income taxes	$(25,213)	$(27,277)

Income tax expense (benefit) for the years ended December 31, 2015 and 2014 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of the following (amount in thousands):

	Year ended December 31,
	2015	2014
Federal tax expense (benefit) at statutory rate	$(8,572)	$(9,274)
State tax expense (benefit), net of federal tax effect	(1,342)	(1,334)
R&D credit	(326)	(269)
Non-deductible expenses	915	1,696
Change in valuation allowance	9,325	9,181
Total tax expense	$-	$-

	Year ended December 31,
	2015	2014
Federal tax expense (benefit) at statutory rate	(34.0)%	(34.0)%
State tax expense (benefit), net of federal tax effect	(5.3)%	(4.9)%
R&D credit	(1.3)%	(1.0)%
Non-deductible expenses	3.6%	6.2%
Change in valuation allowance	37.0%	33.7%
Total tax expense	-%	-%

The significant components of deferred tax assets are as follows (amount in thousands):

	As of December 31,
	2015	2014
Net operating loss carry-forward	$23,241	$12,835
Tax credit carry-forward	857	504
Accrued liabilities	1,851	1,257
Capitalized start-up costs	15	15
Depreciation and amortization	3,206	2,833
Gross deferred tax assets	29,170	17,444
Intangibles	(1,113)	-
Valuation allowance	(29,170)	(17,444)
Net deferred tax liabilities	$(1,113)	$-

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s net deferred tax assets. The Company primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying balance sheets. The valuation allowance increased by approximately $11.7 million and $9.2 million during the years ended December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015, the Company had net federal and state net operating loss carry-forwards of approximately $58.3 million and $58.3 million, respectively. These net operating loss carry forwards will begin to expire, if not utilized, beginning in 2028 for both federal and state income tax purposes. The Company also has federal and state research and development credit carry-forwards of approximately $0.7 million and $0.2 million, respectively. The federal credits will expire if not utilized beginning in 2029. The California credits do not expire.

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

A summary of unrecognized tax benefits is as follows (amount in thousands):

Ending balance at December 31, 2014	$62
Increase (decrease) of unrecognized tax benefits taken in prior years	-
Increase (decrease) of unrecognized tax benefits related to current year	41
Increase (decrease) of unrecognized tax benefits related to settlements	-
Reductions to unrecognized tax benefits related lapsing statute of limitations	-

Ending balance at December 31, 2015	$103

The total amount of unrecognized tax benefits that if recognized, would affect the effective tax rate is $0.

The Company has not incurred any interest or penalties as of December 31, 2015. The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions. The Company is mainly subject U.S. federal income taxes and California state taxes. There are no ongoing examinations by taxing authorities at this time.

The Company’s tax years 2008 through 2015 will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits.

16. Related-Party Transactions

Consulting Agreements

The Company has an agreement with a NeuroAssets Sarl, a Swiss-based company to provide consulting services to the Company. Dr. David Lowe, who until October 2015, served as a Director of the Company is the president and chief executive officer of NeuroAssets. The Company recorded $0.6 million and $0.7 million in consulting fees to NeuroAssets for the years ended December 31, 2015 and 2014, respectively.

The Company has an agreement with Joseph Rubinfeld to provide consulting services to the company. Joseph Rubinfeld was appointed to the Company’s Board of Directors in November 2012. The company recorded $100,000 and $142,000 in consulting fee for the years ended December 31, 2015 and 2014, respectively.

Note Receivable

On March 2, 2015, the Company loaned MedicoRx, Inc. $25,000 in an unsecured convertible promissory note. Joseph Rubinfeld is President and CEO and also a Board Member of Amarantus. The note provided the Company with first right of refusal on any additional investments, but there are no further obligations beyond the $25,000.

The Company had a demand promissory note with Neurotrophics, which is due 365 days upon demand of the holder. At the option of the Company, the note and the accrued interest owed can be converted into common stock of the Company based on the closing price of the Company’s common stock on the day of the conversion. The conversion price if converted on December 31, 2015 would be $0.64 related to the note and accrued interest on the note and would convert to approximately 400,000 shares.

Related party liabilities:	As of December 31,
	2015	2014
Promissory note, 2% interest	$222	$222
Accrued interest	35	30
Total	$257	$252

17. Subsequent Events

From January 1, 2016 to May 13, 2016, the Company issued the following preferred and common shares:

●	In accordance with the original terms, converted 1,365 of Series E Preferred Stock into 17.1 million shares of common stock;

●	In accordance with the original terms, converted 1,605 of Series H Preferred Stock into 28.8 million shares of common stock;

●	In accordance with the original terms, issue Preferred Stock E dividends into 2.1 million shares of common stock;

●	In accordance with the original terms, converted notes and interest $200,000 into 3.8 million shares of common stock;

●	In accordance with the original terms, issue Preferred Stock H dividends into 2.3 million shares of common stock;

●	Issued 0.5 million shares for services.

See below for more detail regarding certain debt and equity related transactions.

Sale of Series H Convertible Preferred Stock

On January 27, 2016, the Company entered into a Securities Purchase Agreement (the “Series H SPA”) with an accredited investor for the sale of 1,166.666 (including 10% OID) shares of the Company’s 12% Series H Preferred Stock (the “Series H Preferred Stock”) and a warrant to purchase 495,833 shares of common stock (the “RD Warrant” and together with the Series H Preferred Stock, the “Securities”) in a registered direct offering (the “RD Offering”), subject to customary closing conditions. The gross proceeds to the Company from the RD Offering were $1,000,000. Each share of Series H Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at an initial conversion price of the lower of (i) $2.50, subject to adjustment and (ii) 75%, subject to adjustment, of the lowest volume weighted average price, or VWAP, during the fifteen (15) Trading Days immediately prior to the date a conversion notice is sent to the Company by a holder, at any time at the option of the holder.

On February 19, 2016, the Company entered into a Securities Purchase Agreement (the “Series H SPA”) with an accredited investor for the sale of 3,300 (including 10% OID) shares of the Company’s 12% Series H Preferred Stock (the “Series H Preferred Stock”) and a warrant to purchase 13,200,000 shares of common stock (the “RD Warrant” and together with the Series H Preferred Stock, the “Securities”) in a registered direct offering (the “RD Offering”), subject to customary closing conditions. The gross proceeds to the Company from the RD Offering were $3,000,000. Each share of Series H Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at an initial conversion price of the lower of (i) $0.40, subject to adjustment and (ii) 75%, subject to adjustment, of the lowest volume weighted average price, or VWAP, during the fifteen (15) Trading Days immediately prior to the date a conversion notice is sent to the Company by a holder, at any time at the option of the holder.

The warrants are immediately exercisable, expire on the five-year anniversary from issuance and are have an exercise price of $0.40 per share.

An additional 525 shares of Series H were sold for $0.5 million in proceeds.

Repurchase agreement of Series E Preferred Stock

The Company also entered into repurchase agreements dated January 27, 2016 with two of its institutional investors pursuant to which the Company agreed to repurchase an aggregate 496 shares of Series H Preferred Stock and 496 shares of Series E Preferred Stock each at a price of $750,000 in 3 tranches in February 2016. Concurrently therewith, the Company has entered into an agreement with International Infusion LLC to provide funding of up to $1,500,000 to be used solely to repurchase such shares of Series H Preferred Stock.

Sale of Series E Convertible Preferred Stock

On February 8, 2016, the Company entered into a Securities Purchase Agreement (the “Series E SPA”) with institutional investors for the sale of 255.56 (including 10% OID) shares of the Company’s 12% Series E Preferred Stock (the “Series E Preferred Stock”) in a registered direct offering (the “RD Offering”), subject to customary closing conditions. The gross proceeds to the Company from the RD Offering were $230,000. Each share of Series E Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price of $7.50 provided if the Holder delivers a conversion notice within 5 trading days following a period that the average of 3 consecutive VWAPs is less than $9.00, the conversion price shall be equal to lesser of the then conversion price and 65% of the lowest 2 consecutive VWAPs out of the prior 10 consecutive trading days prior to the delivery of the conversion notice.

Investment - Convertible Note

On March 1, 2016, the Company was issued a convertible note (the “Note”) from Theranostic Health, Inc. (“THI”) in exchange for $400,000. The Company provided the financing evidenced by the Note in order to facilitate the proposed acquisition by Avant Diagnostics, Inc. (“Avant”) of the assets and certain liabilities of THI. In a concurrent transaction, the Company has entered into a non-binding letter of intent to sell its wholly-owned subsidiary, Amarantus Diagnostics, Inc. to Avant for 80 million shares of common stock of Avant. The Note matures on February 28, 2017 and bears interest at 8% per annum payable at maturity in cash. The Note is convertible at any time at the option of the Company into shares of common stock of THI at a conversion price of $40.64 per share. The Note shall automatically convert into shares of common stock of THI upon a change of control of THI. It is expected that the Note will be assumed by Avant upon consummation of the transaction with THI. The conversion price of the Note is subject to weighted average anti-dilution price protection if the dilutive issuances are for less than $1 million and full ratchet anti-dilution protection if the dilutive issuances are for more than $1 million. The Note has events of default in for any default in the payment of principal or interest when due and for bankruptcy.

Debt Financing

On April 14, 2016, the Company entered into a Securities Purchase Agreement (the “Notes SPA”) with three institutional investors for the sale of an aggregate principal amount $1,500,000 (including 10% OID) 10% Senior Secured Convertible Promissory Notes due April 17, 2017 (the “Senior Secured Notes”) and a warrant to purchase 1,350,000 shares of common stock (the “Warrant”) in a private placement offering (the “Offering”). The gross proceeds to the Company from the Offering were $1,350,000. The Company used the net proceeds from the Offering to pay Lonza Walkerville for costs associated with development of its ESS product and working capital. Chardan Capital Markets acted as a placement agent in connection with the sale of the Senior Secured Notes and Warrants.

Pursuant to the terms of the Notes SPA, the investors agreed to purchase additional aggregate principal amount of $1,555,556 (including 10% OID) of Senior Secured Notes and Warrants to purchase 1,400,000 shares of the Company’s common stock on the first trading date after the registration statement which is the subject of the registration rights agreement (discussed below) is filed, and an additional $1,388,889 (including 10% OID) of Senior Secured Notes and Warrants to purchase 1,250,000 shares of the Company’s common stock on the 61st day after such registration statement is declared effective or such earlier date as mutually agreed to among the investors, subject to the satisfaction of customary closing conditions.

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

At any time after the issuance date of the Senior Secured Notes until all amounts due have been paid in full, the Senior Secured Note shall be convertible, in whole or in part, into shares of common stock at the option of the holder, at any time and from time to time. The conversion price in effect on any conversion date shall be equal to the lowest of (i) $0.40, (ii) 75% of the lowest daily VWAP in the fifteen (15) trading days prior to the conversion date, or (iii) (A) if a Public Offering (as defined in the Senior Secured Note) that is not a Qualified Public Offering (as defined in the Senior Secured Note) has occurred, 75% or (B) if a Qualified Public Offering has occurred, 80% of the lowest of the (x) per share price of shares of common stock, and (y) the lowest conversion price, exercise price or exchange price of any common stock equivalents, that are sold or issued to the public in the Public Offering or the Qualified Public Offering, respectively.

Effective on the closing (the “Mandatory Conversion Date”) of a Qualified Public Offering, the Qualified Public Offering Conversion Amount (as defined in the Senior Secured Note) shall automatically (without further act or deed of the Holder or the Company) convert (the “Mandatory Conversion”) into such number of shares of common stock as shall equal the quotient of (i) the Qualified Public Offering Conversion Amount outstanding as of and including the Mandatory Conversion Date, divided by (ii) a conversion price equal to the lowest of (i) the Conversion Price on the Mandatory Conversion Date, and (ii) eighty percent (80%) of the lowest of (x) the price per share at which the Company sells shares of common stock, and (y) the lowest conversion price, exercise price or exchange price of any common stock equivalents, if any, sold and or issued to the public in a Qualified Public Offering, if any.

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

The Warrant issued in the Offering is exercisable on or prior to the close of business on the five-year anniversary of the issuance date at an exercise price of $0.40 per share. The Warrant may be exercised on a cashless basis in the event there is no effective registration statement covering the shares of common stock issuable upon exercise.

In connection with the issuance of the Senior Secured Notes and Warrants, the Company entered into a Security Agreement and an Intellectual Property Security Agreement with the investor (the “Security Agreement”) pursuant to which the Company agreed to grant a security interest in all of its assets to the investor in order to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Senior Secured Notes.

In addition, each of the Company’s wholly owned subsidiaries entered into a Subsidiary Guarantee, pursuant to which each of the subsidiaries, jointly and severally, agreed to guarantee the obligations of the Company under the Senior Secured Notes.

In addition, the Company and certain of its investors agreed to a lock-up and leak-out agreements pursuant to which the investors agreed to certain trading restrictions with respect to its holdings of preferred stock and convertible notes of the Company. The lock-up agreements remain in force until $67.5 million of aggregate trading volume, calculated from the date that a registration statement underlying the shares of the Senior Secured Notes has been declared effective by the Securities and Exchange Commission. The leak-out restrictions, restrict certain investors to ranges of trading to no more than 2.5% to 15% of the average daily volume of the Company’s common stock. The leak out agreements remain in force until $67.5 million of aggregate trading volume, calculated from the date that a registration statement underlying the shares of the Senior Secured Notes has been declared effective by the Securities and Exchange Commission. In partial consideration of the investors’ agreeing to the trading restrictions, the Company agreed to amendments of the terms of the Series E and Series H Preferred in order to provide additional voting rights for those investors at its upcoming annual meeting of shareholders.

The Company entered into a Registration Rights Agreement with the investors in which it agreed to register the shares of common stock issuable upon conversion or as interest under the Senior Secured Notes and the shares of common stock issuable upon exercise of the Warrants which registration shall be filed within 10 days. The Company agreed to use its best efforts to have the Registration Statement declared effective within 45 days of filing. The Company is required to pay partial liquidated damages in cash of 2% of the subscription amount paid by each holder if: (i) the Company fails to file a request for acceleration of the registration Statement within five trading days of the date that the Company is notified that such Registration Statement will not be “reviewed” or will not be subject to further review, or (ii) the Company fails to file a pre-effective amendment and otherwise respond in writing to comments within ten (10) calendar days after the receipt of comments, or (iii) the registration statement is not declared effective within 45 days of filing, or (iv) after the effective date of, such Registration Statement ceases for any reason to remain continuously effective. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum.

In connection with the Offering, the Company also agreed that at its annual meeting of shareholders to be held on or before June 6, 2016, to seek the approval of its shareholders to increase its authorized common stock and effect a reverse stock split.

Notes payable exchange for Senior Secured Convertible Promissory Notes

On March 9, 2016 two investors assigned their 12% Promissory notes to a third investor in return for payment of principal and interest, $112,000 and $224,000 respectively.  The third investor, on the same day, entered into two separate Exchange Agreements with the Company.  The Exchange Agreements allow the third investor to exchange the 12% Promissory Notes for two separate 12% Senior Secured Convertible Promissory Notes, $100,000 and $200,000 respectively. During March 2016 the $100,000 note was converted to 1,989,669 Common shares. The $200,000 12% Senior Secured Convertible Promissory Note is still outstanding.

Acquisition of Amarantus Diagnostics by Avant Diagnostics, Inc.

On May 11, 2016 (the “Effective Date”), Amarantus, Amarantus Diagnostics, Inc., a wholly-owned subsidiary of Amarantus (“AMDX”), and Avant Diagnostics, Inc. (“Avant”) entered into a Share Exchange Agreement (the “Exchange Agreement”). Pursuant to the terms of the Exchange Agreement, the Avant purchased 100% of the outstanding capital stock of AMDX from Amarantus (the “AMDX Acquisition”). The AMDX Acquisition closed upon the execution of the Exchange Agreement. Gerald Commissiong, President and Chief Executive Officer of Amarantus, became a member of the Avant’s Board of Directors upon closing of the AMDX Acquisition.

Avant paid to Amarantus aggregate consideration of 80,000,000 shares of Avant’s common stock for the AMDX Acquisition, subject to the issuance of additional shares upon the occurrence of certain events set forth in the Exchange Agreement (the “AMDX Consideration”). Each share of Avant common stock received in connection with the AMDX Acquisition shall be subject to a lock-up beginning on the Effective Date and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement).

AMDX owned the rights to MSPrecise®, a proprietary next-generation DNA sequencing (NGS) assay for the identification of patients with relapsing-remitting multiple sclerosis (RRMS) at first clinical presentation, has an exclusive worldwide license to the Lymphocyte Proliferation test (LymPro Test®) for Alzheimer's disease, which was developed by Prof. Thomas Arendt, Ph.D., from the University of Leipzig, and owns intellectual property for the diagnosis of Parkinson's disease (NuroPro).

In connection with the Exchange Agreement, on the Effective Date, the Avant issued to Amarantus a convertible promissory note in the principal amount of $50,000 (the "Note"). The Note bears interest at 12% per annum and matures one year from the date of issuance. The Note will be convertible at the option of the Amarantus at any time into shares of Avant’s common stock, at an initial conversion price equal to $0.20, subject to adjustment. The conversion price of the Note is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. Amarantus has contractually agreed to restrict its ability to convert the Note such that the number of shares of Avant’s common stock held by Amarantus and its affiliates after such conversion does not exceed 4.99% of Avant's then issued and outstanding shares of common stock.

Amarantus Diagnostics Sale

On May 11, 2016 (the “Effective Date”), Amarantus entered into a Share Exchange Agreement (the “Exchange Agreement”) among the Amarantus, Amarantus Diagnostics, Inc., a wholly-owned subsidiary of the Company (“AMDX”) and Avant Diagnostics, Inc. (the “Buyer”). Pursuant to the terms of the Exchange Agreement, the Buyer purchased 100% of the outstanding capital stock of AMDX from Amarantus (the “AMDX Sale”). The AMDX Sale closed upon the execution of the Exchange Agreement. Gerald Commissiong, President and Chief Executive Officer of the Amarantus, became a member of the Buyer’s Board of Directors (the “Board”) upon closing of the AMDX Sale.

The Buyer paid aggregate consideration of 80,000,000 shares of its common stock to Amarantus for the AMDX Sale, subject to the issuance of additional shares upon the occurrence of certain events set forth in the Exchange Agreement (the “AMDX Consideration”). During the thirty-six (36) months from May 11, 2016 (the “Measurement Period”), if AMDX generates sales of at least five million dollars ($5,000,000) with respect to MSPrecise®, during any consecutive 12-month period or twelve million dollars ($12,000,000) million cumulatively during the Measurement Period, the Buyer shall issue to Amarantus an additional 10,000,000 shares of the Buyer’s common stock (the “Additional AMDX Consideration”) . Each share of Buyer common stock received in connection with the AMDX Sale shall be subject to a lock-up beginning on the Effective Date and ending on the earlier of (i) eighteen (18) months after such date or (ii) a Change in Control (as defined in the Exchange Agreement) or (iii) written consent of the parties to that certain escrow agreement entered into between the Buyer, AMDX, Amarantus and certain creditors of the Company (the “Lock-Up Period”).

At the end of the Lock-Up Period, in the event that the AMDX Consideration has a value equal to or less than $3,000,000 in the aggregate on the date the Lock-Up Period expires (based on the average closing “print’ prices at 4:00 p.m. of the Buyer’s common stock on the last five days prior to the date the Lock-Up Period expires as listed or quoted on any national securities exchange or over-the-counter market (including any tier maintained by the OTC Markets, Inc.), as the case may be (the “Lock-Up Termination Date Closing Price”) multiplied by the AMDX Consideration) (the “Lock-Up Termination Date”), the Buyer shall issue Amarantus such number of additional shares of its common stock (the “Additional Common Stock”) equal to the lesser of (i) 9.99% of the outstanding shares of the Buyer’s common stock as of the Lock-Up Termination Date or (ii) the difference between $3,000,000 and the value of the AMDX Consideration as of the Lock-Up Termination Date divided by the Lock-Up Termination Date Closing Price. Notwithstanding the foregoing, in lieu of issuance of any Additional Common Stock, the Buyer may, in its sole discretion, pay to the Buyer an amount in cash equal to the aggregate value of the Additional Buyer Common Stock to be issued. So long as Amarantus holds any shares of Additional Common Stock, at any meeting of the stockholders of the Buyer or any written action by consent of stockholders of the Buyer called for any matter, unless otherwise directed in writing by the Buyer, Amarantus shall vote or shall cause to be voted any issued and outstanding shares of Additional Common Stock owned by the Company as of the record date with respect to such meeting or consent as requested by the Buyer’s chief executive officer.

The Exchange Agreement includes customary representations, warranties and covenants of the Company, AMDX and the Buyer made solely for the benefit of the parties to the Exchange Agreement. The assertions embodied in those representations and warranties were made solely for purposes of the contract among Amarantus, AMDX and the Buyer and may be subject to important qualifications and limitations agreed to by the Amarantus, AMDX and the Buyer in connection with the negotiated terms. Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to stockholders or may have been used for purposes of allocating risk among Amarantus, AMDX and the Buyer rather than establishing matters as facts. Investors are not third-party beneficiaries under the Exchange Agreement and should not rely on the representations, warranties and covenants in the Exchange Agreement or any description thereof as characterizations of the actual state of facts of the Company, AMDX and the Buyer or any of their respective subsidiaries or affiliates.

In connection with the Exchange Agreement, on the Effective Date, the Company entered into an escrow agreement dated May 11, 2016 by and among Amarantus, the Buyer, AMDX, holders of the Company’s secured debt (“Secured Holders”) and Robinson Brog Leinwand Greene Genovese & Gluck P.C., a professional corporation organized and existing under the laws of the State of New York, as Escrow Agent (the “Escrow Agreement”) pursuant to which the AMDX Consideration and Additional AMDX Consideration (collectively, the “Escrow Shares”) was deposited into escrow with the Escrow Agent to be held in escrow for the Lock-Up Period. 1.5 million of the Escrow Shares can be released to the Secured Holders for any event of default under the agreements between the Secured Holders and Amarantus. In addition, 7.25 million of the Escrow Shares can be released to Amarantus to repay certain notes and 7.25 million of the Escrow Shares can be released to Amarantus in connection with a stock dividend by the Company to its holders of common stock. The remaining 74 million of the Escrow Shares can be sold and assigned by Amarantus; provided that no less than 70% of the net proceeds from any sale shall be used to repay certain notes of Amarantus or redeem outstanding shares of preferred stock.

In connection with the Exchange Agreement, on the Effective Date, the Buyer issued a convertible promissory note to Amarantus pursuant to which the Company purchased a note with aggregate principal amount of $50,000 for an aggregate purchase price of $50,000 (the "Note"). The Note bears interest at 12% per annum and matures one year from the date of issuance. The Note will be convertible at the option of Amarantus at any time into shares of common stock of the Buyer, at an initial conversion price equal to $0.20, subject to adjustment. The conversion price of the Note is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The Buyer has contractually agreed to restrict its ability to convert the Note such that the number of shares of Buyer common stock held by Amarantus and its affiliates after such conversion does not exceed 4.99% of the Buyer’s then issued and outstanding shares of common stock.

Issuance of Senior Secured Convertible Promissory Notes and Warrants

On May 13, 2016, two institutional investors purchased $1,540,000 (including 10% OID) principal amount of 10% Senior Secured Convertible Promissory Notes due May 13, 2017 (the “Senior Secured Notes”) pursuant to a previously disclosed Securities Purchase Agreement (the “Notes SPA”) entered into on April 14, 2016.

In connection with the sale of the Senior Secured Notes, Amarantus issued warrants to purchase an aggregate 1,400,000 shares of common stock to the institutional investors. The warrant issued pursuant to the Notes SPA are exercisable on or prior to the close of business on the five-year anniversary of the issuance date at an exercise price of $0.40 per share. The warrants may be exercised on a cashless basis in the event there is no effective registration statement covering the shares of common stock issuable upon exercise.

The warrants described above were not registered under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) or other appropriate exemptions promulgated under the Securities Act.

