Form 10-Q
period 2016-03-31
Amarantus Bioscience Holdings, Inc.
filed 2016-06-01
CIK 1424812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2016

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 25, 2016, there were 68,272,000 shares of common stock outstanding.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$100	$176
Related party convertible notes receivable at fair value	500	-
Prepaid expenses and other current assets	342	567
Total current assets	942	743

Non-current assets:
Property and equipment, net	95	115
Intangible assets	2,861	2,861
Goodwill	7,967	7,967
Total non-current assets	10,923	10,943

TOTAL ASSETS	$11,865	$11,686

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$7,620	$7,723
Related party liabilities and accrued interest	258	257
Accrued interest	322	195
Notes payable (net of deferred financing cost of $0 and $3 as of March 31, 2016 and December 31, 2015, respectively)	600	997
Senior secured convertible notes payable (net of debt discount of $2,963 and $3,854, and deferred financing cost of $0 and $82 as of March 31, 2016 and December 31, 2015, respectively)	2,389	1,316
Derivative liability	4,165	5,098
Share-settled debt	476	521
Total current liabilities	15,830	16,107

Deferred tax liability	1,113	1,113
Total liabilities	16,943	17,220

Series E, $1,000 stated value; 13,335 shares designated; 8,568 issued and outstanding as of March 31, 2016; aggregate liquidation preference of $10,774	10,774	-
Series H, $1,000 stated value; 25,000 shares designated; 6,042 and 2,816 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $9,977	9,977	3,154

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized:
Series A, $0.001 par value, 250,000 shares designated, -0- shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Series B, $0.001 par value, 3,000,000 shares designated, -0- shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Series C, $0.001 par value, 750,000 shares designated, 750,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	1	1
Series E, $1,000 stated value; 13,335 shares designated, 9,766 issued and outstanding as of December 31, 2015;	-	8,764
Common stock, $0.001 par value, 150,000,000 authorized; 57,640,958 and 21,177,353 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	58	21
Additional paid-in capital	78,985	74,767
Accumulated deficit	(104,873)	(92,241)
Total stockholders' equity (deficit)	(25,829)	(8,688)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) AND TEMPORARY EQUITY	$11,865	$11,686

See notes to condensed consolidated financial statements.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the three months ended
	March 31,
	2016	2015
Net revenues:	$-	$-

Operating expenses:
Research and development	1,357	2,477
General and administrative	1,295	4,061
Total operating costs and expenses	2,652	6,538
Loss from operations	(2,652)	(6,538)
Other income (expense):
Interest Expense	(1,278)	(42)
Change in fair value of warrants & derivatives liabilities	2,459	-
Change in fair value of share-settled debt	20	-
Loss on extinguishment of convertible debt	(74)	-
Other expense	(51)	-
Total other income (expense)	1,076	(42)
Net loss	(1,576)	(6,580)
Dividends declared on convertible preferred stock	(749)	(828)
Deemed dividends on convertible preferred stock	(10,307)	-
Net loss applicable to common stockholders	$(12,632)	$(7,408)

Net loss per share applicable to common stockholders - basic and diluted	$(0.37)	$(1.02)
Weighted average shares used in computing basic and diluted loss per share	33,720,000	7,232,000

See notes to condensed consolidated financial statements.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Par value	Shares	Par value	Capital	Deficit	(Deficit)
Balance as of January 1, 2016	759,766	8,765	21,177,353	21	74,767	(92,241)	(8,688)
Reclass Series E convertible stock to temporary equity	(9,766)	(8,764)	-	-	-	-	(8,764)
Beneficial conversion feature of Series H convertible preferred stock	-	-	-	-	610	-	610
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H convertible preferred stock	-	-	-	-	-	(610)	(610)
Common stock issued in conversion of Series H convertible preferred stock	-	-	18,426,595	18	1,336	-	1,354
Deemed dividend on conversion of Series H convertible preferred stock to common stock	-	-	-	-	-	(923)	(923)
Deemed dividends related to repurchase of Series H convertible preferred stock						(259)	(259)
Deemed dividends related to accretion of redemption value of Series H convertible preferred stock	-	-	-	-	-	(5,095)	(5,095)
Common stock issued in conversion of Series E convertible preferred stock	-	-	10,262,957	10	1,195	-	1,205
Deemed dividend on conversion of Series E convertible preferred stock to common stock						(130)	(130)
Deemed dividends related to repurchase of Series E convertible preferred stock						(153)	(153)
Deemed dividends related to accretion of redemption value of Series E convertible preferred stock	-	-	-	-	-	(3,137)	(3,137)
Common stock issued for note conversion	-	-	2,484,857	3	196	-	199
Common stock issued for accrued interest conversion	-	-	1,326,192	1	74	-	75
Common stock issued for Series E convertible preferred stock quarterly dividend	-	-	1,852,453	2	323	-	325
Common stock issued for Series H convertible preferred stock quarterly dividend	-	-	1,630,499	2	146	-	148
Series E dividend accrued	-	-	-	-	-	(601)	(601)
Series H dividend accrued	-	-	-	-	-	(148)	(148)
Common stock issued for services	-	-	480,000	1	217	-	218
Stock-based compensation expense	-	-	-	-	161	-	161
Legal fees related to stock financing	-	-	-	-	(40)	-	(40)
Fractional shares related to rounding	-	-	52	-	-	-	-
Net loss	-	-	-	-	-	(1,576)	(1,576)
Balance as of March 31, 2016	750,000	$1	57,640,958	$58	$78,985	$(104,873)	$(25,829)

See notes to condensed consolidated financial statements.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,576)	$(6,580)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	20	19
Amortization of debt discount	961	-
Amortization of deferred financing fees	85	-
Amortization of intangible assets	-	32
Non-cash financing expense	-	14
Loss on extinguishment of convertible debt	74
Change in fair value of warrants and derivative liability	(2,459)	-
Change in fair value of share-settled debt	(20)	-
Common stock issued for services	218	106
Stock-based compensation expense	161	488
Changes in assets and liabilities:
Prepaid expenses and other current assets	225	(62)
Accounts payable and accrued expenses	(304)	(1,851)
Related party liabilities and accrued interest	1	-
Accrued interest	127	29
Net cash used in operating activities	(2,487)	(7,805)

Cash flows from investing activities
Acquisition of DioGenix, Inc, net of non-cash portion	-	(900)
Investment in convertible note receivable	(500)	-
Acquisition other assets	-	(1)
Net cash used in investing activities	(500)	(901)

Cash flows from financing activities
Proceeds from senior secured convertible promissory notes	-	2,850
Sale of Series E convertible preferred stock	230	2,950
Sale of Series H convertible preferred stock	3,890	-
Repurchase of Series E preferred stock	(384)	-
Repurchase of Series H convertible preferred stock	(634)	-
Repayment of notes payable	(100)	-
Legal fees related to stock financing	(91)	(19)
Proceeds from issuance of common stock	-	2,820
Net cash provided by financing activities	2,911	8,601

Net increase in cash and cash equivalents	(76)	(105)
Cash and cash equivalents, beginning of the year	176	214
Cash and cash equivalents, end of period	$100	$109

See notes to condensed consolidated financial statements.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2016	2015
Supplemental schedule of non-cash investing and financing activities:
Series E convertible preferred stock activities:
Reclass Series E convertible preferred stock to temporary equity	$8,764	$-
Common stock issued in conversion of Series E convertible preferred stock	$1,205	$172
Deemed dividends on conversion of Series E convertible preferred stock to common stock	$130	$-
Deemed dividends on repurchase of Series E convertible preferred stock	$27	$-
Deemed dividends related to accretion of Series E convertible preferred stock redemption value	$3,137	$-

Series H convertible preferred stock activities:
Beneficial conversion feature of Series H convertible preferred stock	$610	$-
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H convertible preferred stock	$610	$-
Fair Value of derivative liability common stock warrant issued with Series H convertible preferred stock	$1,456	$-
Common stock issued in conversion of Series H convertible preferred stock	$1,354	$-
Deemed dividends on conversion of Series H convertible preferred stock to common stock	$923	$-
Deemed dividends on repurchase of Series H convertible preferred stock	$48	$-
Deemed dividends related to accretion of Series H convertible preferred stock redemption value	$5,095	$-
Series H preferred stock issued for note conversion	$100	$-

Series D convertible preferred stock activities:
Common stock issued in conversion of Series D convertible preferred stock	$-	$9
Common stock issued for Series D preferred quarterly dividend	$-	$35

Debt related activities:
Debt discount associated with convertible promissory note - derivative liability	$105	$-
Reversal of unamortized debt discount related to debt conversion	$35	$-
Common stock issued for accrued interest conversion	$75	$-
Common stock issued for share-settled debt and convertible promissory notes conversion	$125	$-
Reclass between notes payable and senior convertible notes	$300	$-
Common stock issued as fee for debt financing arrangement	$-	$102

Preferred stock dividend activities:
Common stock issued for Series E preferred quarterly dividend	$325	$237
Common stock issued for Series H preferred quarterly dividend	$148	$-
Series D preferred stock dividend accrued at period end	$-	$15
Series E preferred stock dividend accrued at period end	$601	$192
Series H preferred stock dividend accrued at period end	$148	$-

See notes to condensed consolidated financial statements.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. GENERAL

Amarantus Bioscience Holdings, Inc. (“Amarantus” or the “Company”) is a California based biopharmaceutical company founded in January 2008. We own or have exclusive licenses to various product candidates in the biopharmaceutical and diagnostic areas of the healthcare industry. We are developing our diagnostic product candidates in the field of neurology, and our therapeutic product candidates in the areas of neurology, psychiatry, ophthalmology and regenerative medicine. Our business model is to develop our product candidates through various de-risking milestones that we believe will be accretive to shareholder value, and will position them to be strategically partnered with pharmaceutical companies, diagnostic companies and/or other stakeholders in order to more efficiently achieve regulatory approval and commercialization.

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

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10K filed in May 2016.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2015 Annual Report.

Reclassification - Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

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

Research and Development Expenditures - Research and development costs are expensed as incurred. Research and development costs include salaries and personnel-related costs, consulting fees, fees paid for contract research services, fees paid to clinical research organizations and other third parties associated with clinical trials, the costs of laboratory equipment and facilities, and other external costs. The Company incurred approximately $1.4 million and $2.5 million research and development costs for the three months ended March 31, 2016 and 2015, respectively.

Related Party, Fair Value Convertible Notes Receivable - The Company’s convertible note receivable as of March 31, 2016 was valued, taking into consideration, cost of the investment, market participant inputs, market conditions, liquidity, operating results and other qualitative and quantitative factors. The values at which the Company’s convertible note receivable are carried on its books are adjusted to estimated fair value at the end of each quarter taking into account general economic and stock market conditions and those characteristics specific to the underlying investments.  Due to the short term nature of convertible note receivable, cost approximates fair value.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 will be effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its condensed consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its condensed consolidated financial statements and related disclosures.

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

AMARANTUS BIOSCIENCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

3. NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share attributable to the Company’s common stockholders for the periods indicated (dollars in thousands, except per share amounts):

	For the three months ended
	March 31,
	2016	2015
Numerator:
Net loss	$(1,576)	$(6,580)
Preferred stock dividend	(749)	(828)
Deemed dividends on convertible preferred stock	(10,307)	-
Net loss attributable to common stockholders	$(12,632)	$(7,408)

Denominator:
Common stock outstanding	33,720,000	7,232,000

Basic and diluted net loss per share	$(0.37)	$(1.02)

Potentially dilutive securities consist of:

	For the three months ended
	March 31,
	2016	2015
Outstanding common stock options	308,000	379,000
Outstanding preferred stock option	829,000	829,000
Common stock purchase warrants	52,839,000	306,000
Related party liability and accrued interest	5,159,000	34,000
Notes payable	10,060,000	-
Convertible senior secured promissory notes and accrued interest	94,803,000	-
Share-settled debt and accrued interest	6,936,000	-
Convertible preferred stock Series C	5,000	5,000
Convertible preferred stock Series E	95,204,000	-
Convertible preferred stock Series H	100,696,000	-
Potentially dilutive securities	366,839,000	1,553,000

All of the listed dilutive securities are excluded from the computation of fully diluted loss per share as they are anti-dilutive.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. RELATED PARTY CONVERTIBLE NOTES RECEIVABLE, AT FAIR VALUE

Notes receivable are stated at fair value, as the Company has elected to fair value its notes receivable using the fair value option permitted to the Company. The following is a summary of outstanding related party convertible notes receivable as of March 31, 2016 (amount in thousands):

			Stated	Conversion	Carrying
	Issue Date	Maturity Date	Interest Rate	Terms	Value
Avant Diagnostics, Inc	3/7/2016	3/7/2017	12%	$0.20	$100,000
Theranostics Health, Inc	2/29/2016	2/28/2017	8%	$40.64	400,000
Ending balance as of March 31, 2016					$500,000

On March 1, 2016, the Company loaned $400,000 to Theranostic Health, Inc. (“THI”) which is evidenced by a convertible note issued by THI (the “THI Note”). The Company provided the financing evidenced by the Note in order to facilitate the proposed acquisition by Avant Diagnostics, Inc. (“Avant”) of the assets and certain liabilities of THI. In a concurrent transaction, the Company has entered into a non-binding letter of intent to sell its wholly-owned subsidiary, Amarantus Diagnostics, Inc. to Avant for 80 million shares of common stock of Avant.

The THI Note matures on February 28, 2017 and bears interest at 8% per annum payable at maturity in cash. The THI Note is convertible at any time at the option of the Company into shares of common stock of THI at a conversion price of $40.64 per share. The THI Note shall automatically convert into shares of common stock of THI upon a change of control of THI. It is expected that the THI Note will be assumed by Avant upon consummation of the transaction with THI. The conversion price of the THI Note is subject to weighted average anti-dilution price protection if the dilutive issuances are for less than $1 million and full ratchet anti-dilution protection if the dilutive issuances are for more than $1 million. The THI Note has events of default in for any default in the payment of principal or interest when due and for bankruptcy.

On March 7, 2016, the Company loaned $100,000 to Avant which is evidenced by a convertible note (the “Avant Note”). The Avant Note matures on March 7, 2017 and bears interest at 12% per annum payable at maturity in cash. The Avant Note is convertible at any time at the option of the Company into shares of common stock of Avant at a conversion price of $0.20 per share. The Avant Note shall automatically convert into shares of common stock of Avant upon a change of control of Avant.

5. NOTES PAYABLE

On March 9, 2016 two investors assigned their 12% Promissory notes issued by the Company to a third investor. The third investor, on the same day, entered into two separate Exchange Agreements with the Company.  The Exchange Agreements allow the third investor to exchange the 12% Promissory Notes for two separate 12% Senior Secured Convertible Promissory Notes in the principal amounts of $100,000 and $200,000 respectively.

During the quarter ended March 31, 2016, the Company made payment of $100,000 on outstanding notes payable, and $30,000 on accrued interest.

As of March 31, 2016, the Company had notes payable in the aggregate amount of $600,000 outstanding.

The Company is in default under the terms of all of its outstanding notes payables.

6. SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

The following is a summary of outstanding senior secured convertible notes as of March 31, 2016 (amount in thousands):

			Stated			Accumulated
	Issue Date	Maturity Date	Interest Rate	Conversion Terms	Face Value	Debt Discount	Carrying Value
Delafeild Investments Ltd	9/30/2015	9/29/2016	12%	$0.06	$3,056	$(1,716)	$1,340
Dominion Capital LLC	9/30/2015	9/29/2016	12%	$0.06	2,096	(1,177)	919
GEMG LLC	3/9/2016	7/1/2016	12%	$0.06	200	(70)	130
Ending balance as of March 31, 2016					$5,352	$(2,963)	$2,389

Dominion Notes

During the quarter ended March 31, 2016, the Company entered into a conversion agreement with Dominion Capital for the conversion of an aggregate amount of $75,000 in accrued interest on notes issued to Dominion Capital to 1.3 million shares of common stock.

Other Convertible Notes

On March 9, 2016, an individual investor exchanged its note payable of $300,000 for 12% senior secured convertible notes. The Company recorded additional embedded conversion feature of $105,000 as debt discount on the issuance date.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During March 2016, an outstanding $100,000 note was converted into 2.0 million shares of common stock, and the Company wrote off $35,000 debt discount associated with the note. The Company recorded a loss of $40,000 on the conversion based on the fair value of the common stock recorded.

During the quarter ended March 31, 2016, the Company entered into a conversion agreement with an investor to covert an aggregate amount of $100,000 to 110 shares of Series H convertible preferred stock including a 10% OID.

The Company is in default under the terms of all of its senior secured convertible promissory notes.

7. SHARE-SETTLED DEBT

During the quarter ended March 31, 2016, the Company converted $25,000 share-settled debt into 495,188 shares of common stock at $0.12 per share. The Company also recorded an extinguishment loss of $34,000 on the conversion.

The Company is in default under the terms of its share-settled debt.

8. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 by level within the fair value hierarchy, are as follows (in thousands):

	Fair value measured at March 31, 2016
	Fair value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Related party convertible notes receivable	$500	$-	$-	$500
Total fair value	$500	$-	$-	$500

Liabilities:
Embedded conversion feature	$2,092	$-	$-	$2,092
Warrant liability	2,073	-	-	2,073
Share-settled debt	476	-	-	476
Total fair value	$4,641	$-	$-	$4,641

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2016.

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

Changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2016 were as follows (dollars in thousands):

		Embedded
	Warrant Liability	Conversion Feature	Share-settled Debt	Total
January 1, 2016	3,025	2,073	521	5,619
Issuance of warrants	1,456	-	-	1,456
Issuance of convertible notes	-	105	-	105
Conversion of 12% senior convertible debentures to common stock	-	-	-	-
Conversion of share-settled debt to common stock	-	(35)	(25)	(60)
Change in fair value	(2,408)	(51)	(20)	(2,479)
March 31, 2016	$2,073	$2,092	$476	$4,641

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

AMARANTUS BIOSCIENCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of March 31, 2016
		Embedded
	Warrant Liability	Conversion Feature	Share-settled Debt
Contractual life (years)	4.63	0.50	0.10
Annualized volatility	72%	72%	72%
Conversion price	$0.29	$0.06	$0.30
Expected dividends	0%	0%	0%
Risk-free investment rate	1.1%	0.4%	0.4%

* The Company uses comparable companies within the same industry to derive at the 72% annualized volatility.

9. TEMPORARY EQUITY

Series E Preferred Stock

The following table summarizes the Company’s Series E Preferred Stock activities for the three months ended March 31, 2016 (amount in thousands):

	Series E convertible preferred stock
	Shares	Value
Balances as of January 1, 2016	-	$-
Reclass Series E to temporary equity	9,766	8,764
Proceeds from sale of Series E preferred stock	256	230
Common stock issued in conversion of Series E convertible preferred stock	(1,205)	(1,205)
Deemed dividends on conversion of Series E convertible preferred stock to common stock	-	130
Repurchase of Series E preferred stock	(248)	(248)
Offering cost related to repurchase of Series E preferred stock	-	(10)
Deemed dividends on repurchase of Series E convertible preferred stock	-	27
Deemed dividends related to accretion of redemption value	-	3,137
Legal fees related to stock financing	-	(51)
Balance as of March 31, 2016	8,569	$10,774

Securities Purchase Agreement

On February 8, 2016, the Company entered into a Securities Purchase Agreement with institutional investors for the sale of 255.56 (including 10% OID) shares of the Company’s 12% Series E Preferred Stock (the “Series E Preferred Stock”) in a registered direct offering, subject to customary closing conditions. The gross proceeds to the Company from the offering were $230,000. Each share of Series E Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at a conversion price of $7.50 provided if the Holder delivers a conversion notice within 5 trading days following a period that the average of 3 consecutive VWAPs is less than $9.00, the conversion price shall be equal to lesser of the then conversion price and 65% of the lowest 2 consecutive VWAPs out of the prior 10 consecutive trading days prior to the delivery of the conversion notice.

Repurchase agreement of Series E Preferred Stock

The Company entered into repurchase agreements with one of its institutional investors pursuant to which the Company repurchased an aggregate of 248 shares of Series E Preferred Stock at a price of $385,000, including offering costs of $10,000.

Conversion of Series E Preferred Stock

During the quarter ended March 31, 2016, 1,205 shares of Series E Preferred were converted to 10.3 million shares of common stock. Upon conversion, the Company recorded an additional deemed dividend of $130,000.

Temporary equity

The Series E Preferred Stock is being classified as temporary equity because it has redemption features that are outside of the Company’s control upon certain triggering events, such as the failure of the Company to at all times have an effective registration statement or usable prospectus that would allow for the resale the Conversion Shares.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Redemption value

The Company is carrying the Series E at its maximum redemption amount at March 31, 2016 as the security is not currently redeemable, but is redeemable subsequent to March 31, 2016. The Company recognized the change immediately as if the redemption was to occur as of March 31, 2016. The current redemption amount is $10.8 million as of March 31, 2016.

Series H Preferred Stock

The following table summarizes the Company’s Series H Preferred Stock activities for the three months ended March 31, 2016 (amount in thousands):

	Series H convertible preferred stock
	Shares	Value
Balance as of January 1, 2016	2,816	$3,154
Series H preferred stock issued for note conversion	110	100
Proceeds from sale of Series H preferred stock, net of issuance cost of $0.5 million	4,883	3,890
Beneficial conversion feature of Series H convertible preferred stock	-	(610)
Deemed dividends related to immediate accretion of beneficial conversion feature of Series H convertible preferred stock	-	610
Fair Value of common stock warrant issued with Series H convertible preferred stock	-	(1,456)
Common stock issued in conversion of Series H convertible preferred stock	(1,354)	(1,354)
Deemed dividends on conversion of Series H convertible preferred stock to common stock	-	923
Repurchase of Series H convertible preferred stock	(413)	(413)
Offering cost related to repurchase of Series H convertible preferred stock	-	(10)
Deemed dividends on repurchase of Series H convertible preferred stock	-	48
Deemed dividends related to accretion of redemption value	-	5,095
Balance as of March 31, 2016	6,042	$9,977

Securities Purchase Agreement

During the quarter ended March 31, 2016, the Company entered into multiple Securities Purchase with accredited investors for sale of an aggregate of 4,883 (including 10% OID) shares of 12% Series H Preferred Stock and warrants to purchase 13,920,000 shares of common stock in registered direct offerings. The warrants are immediately exercisable, expire on the five-year anniversary from issuance and have an exercise price of $0.40 per share. The aggregate gross proceeds to the Company were $4.4 million. The Company also incurred $535,000 related offering cost. Each share of Series H Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock $0.06 as of March 31, 2016.

During the quarter ended March 31, 2016, the Company recorded a deemed dividend of $610,000 related to the beneficial conversion feature of the Series H Convertible Preferred stock.

The Company entered into repurchase agreements with one of its institutional investor pursuant to which the Company repurchased an aggregate 413 shares of Series H Preferred Stock at a price of $635,000, including offering costs of $10,000.

Conversion of Series H Preferred Stock

During the quarter ended March 31, 2016, 1,354 shares of Series H Preferred were converted to 18.4 million shares of common stock. Upon conversion the Company recorded an additional deemed dividend of $923,000 associated with the make-whole provision.

Redemption value

The Company is carrying the Series H at its maximum redemption amount at March 31, 2016 as the security is currently redeemable. The Company recognized the change immediately as if the redemption was to occur as of March 31, 2016. The current redemption amount is $10.0 million as of March 31, 2016.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. STOCKHOLDERS' EQUITY

Warrants

Common Stock Purchase Warrants

The following table summarizes the Company’s warrant activities for the three months ended March 31, 2016:

			Weighted Average
		Weighted	Remaining
	Number of Warrants	Average Exercise Price	Contractual Term
Outstanding as of December 31, 2015	12,809,950	$1.14	4.52
Issued in connection with various financings (1)	14,744,666	0.48
Reset warrants (2)	25,284,713	0.24
Outstanding as of March 31, 2016	52,839,329	$0.39	4.63

(1)	The warrants contain “down round protection” and the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period.

(2)	Certain warrants contain aggregate exercise provisions, and upon a reset the exercise price is decreased and the amount of common stock available under the warrant agreement increases. During the 1st quarter a reset occurred decreasing the exercise price from $2.00 to $0.24, and increasing the amount of common stock available to be issued from 12,727,000 to 38,011,000

11. STOCK OPTION PLANS

Stock-based compensation expense for all plans is classified in the statements of operations as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$39	$184
General and administrative	122	304
Total	$161	$488

At March 31, 2016, there was a total of approximately $1.9 million of unrecognized compensation cost, related to non-vested stock option awards, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

12. RELATED-PARTY TRANSACTIONS

Convertible Notes Receivable

See footnote 4 for a discussion of related party convertible notes receivable.

Notes Payable

The Company has a demand promissory note with Neurotrophics, which is due 365 days upon demand of the holder. At the option of the Company, the note and the accrued interest owed can be repaid by issuing shares of its common stock based on the closing price of the Company’s common stock on the day of the conversion. The conversion price if converted on March 31, 2016 would be $0.05 related to the note and accrued interest on the note and would convert to approximately 5.2 million shares.

AMARANTUS BIOSCIENCE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. SUBSEQUENT EVENTS

Subsequent to April 1, 2016, the Company issued shares of its common stock as follows:

●	3.4 million shares of common stock upon conversion of 80 shares of Series E Preferred Stock in accordance with the original terms;

●	10.3 million shares of common stock upon conversion of 251 of Series H Preferred Stock in accordance with the original terms;

●	0.8 million shares of common stock as payment of dividends on its Series H Preferred Stock;

See below for more detail regarding certain debt and equity related transactions.

Debt Financing

On April 14, 2016, the Company entered into a Securities Purchase Agreement (the “Notes SPA”) with three institutional investors for the sale of an aggregate principal amount $1,500,000 (including 10% OID) 10% Senior Secured Convertible Promissory Notes due April 17, 2017 (the “Senior Secured Notes”) with an annual interest rate of 12% and a warrant to purchase 1,350,000 shares of common stock (the “Warrant”) in a private placement offering (the “Offering”). The gross proceeds to the Company from the Offering were $1,350,000

Pursuant to the terms of the Notes SPA, the investors agreed to purchase additional aggregate principal amount of $1,555,556 (including 10% OID) of Senior Secured Notes with an annual interest rate of 12% and Warrants to purchase 1,400,000 shares of the Company’s common stock on the first trading date after the registration statement which is the subject of the registration rights agreement is filed, and an additional $1,388,889 (including 10% OID) of Senior Secured Notes and Warrants to purchase 1,250,000 shares of the Company’s common stock on the 61st day after such registration statement is declared effective or such earlier date as mutually agreed to among the investors, subject to the satisfaction of customary closing conditions.

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

Acquisition of Amarantus Diagnostics by Avant Diagnostics, Inc.

On May 11, 2016 (the “Effective Date”), Amarantus, Amarantus Diagnostics, Inc., a wholly-owned subsidiary of Amarantus (“AMDX”), and Avant Diagnostics, Inc. (“Avant”) entered into a Share Exchange Agreement (the “Exchange Agreement”). Pursuant to the terms of the Exchange Agreement, Avant purchased 100% of the outstanding capital stock of AMDX from Amarantus (the “AMDX Acquisition”). The AMDX Acquisition closed upon the execution of the Exchange Agreement. Gerald Commissiong, President and Chief Executive Officer of Amarantus, became a member of Avant’s Board of Directors upon closing of the AMDX Acquisition.

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

Note Receivable from Theranostics Health Acquisition

On May 11, 2016, Avant entered into an Asset Purchase Agreement with Theranostics Health, Inc. (“THI”). Pursuant to the terms of the purchase agreement between Avant and THI, the note receivable in the principal amount of $400,000 issued by THI to the Company on March 1, 2016 was assumed by Avant. The note is currently an obligation of Avant and is convertible into shares of common stock of Avant upon its original terms.

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

The Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

During the three months ended March 31, 2016 and 2015, we generated no revenue.

Research and development costs for the three months ended March 31, 2016 decreased approximately $1.1 million to approximately $1.4 million from approximately $2.5 million for the three months ended March 31, 2015 primarily due to scaled back operations, clinical related costs and research arrangements.

General and administrative expenses decreased approximately $2.8 million to approximately $1.3 million for the three months ended March 31, 2016 from approximately $4.1 million for the three months ended March 31, 2015 primarily due to reduced spending on headcount with related compensation expense.

For the three months ended March 31, 2016, other income (expense) increased approximately $1.1 million from approximately $42,000 in the three months ended March 31, 2015. The increase was due to the decrease in warrant liabilities of approximately $2.5 million, which was due to the price of common stock declining during the quarter ended March 31, 2016, and offset by an increase of $1.2 million in interest expense.

Net loss for the three months ended March 31, 2016 was approximately $1.6 million as compared to a net loss of $6.6 million for the three months ended March 31, 2015 with the decrease in loss driven by scaled back operations, reduced costs, reduced compensation and derivative related income.

Inflation adjustments have had no material impact on us.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of approximately $942,000 consisting of approximately $100,000 in cash and cash equivalents, $500,000 in related party convertible notes receivable and $342,000 in prepaid expenses and other current assets. As of March 31, 2016, we had current liabilities in the amount of $15.8 million consisting of (dollars in thousands):

Accounts payable and accrued expenses	$7,620
Related party liabilities and accrued interest	$258
Accrued interest	$322
Notes payable	$600
Senior secured convertible promissory notes, net of discount $2.9 million	$2,389
Derivative liability	$4,165
Share-settled debt	$476

As of March 31, 2016, the Company had a working capital deficit in the amount of approximately $14.9 million compared to a deficit of approximately $15.4 million at December 31, 2015. The decrease in the working capital deficit is primarily driven by the decrease in the derivative liabilities.

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(2,487)	$(7,805)
Net cash used in investing activities	(500)	(901)
Net cash provided by financing activities	2,911	8,601
Net decrease in cash and cash equivalents	$(76)	$(105)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of Gerald Commissiong, our Principal Executive Officer, and Robert Farrell, our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We have hired additional staff and added additional resources and expect to remediate the material weakness in our disclosure controls and procedures by the end of our fiscal quarter June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial conditions and result of operations.

Item 1A. Risk Factors.

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

Date: June 1, 2016

By:	/s/ Gerald E. Commissiong
Gerald E. Commissiong
Title: Chief Executive Officer
(Principal Executive Officer, President and Director)

By:	/s/ Robert Farrell
Robert Farrell
Chief Financial Officer (Principal Financial and Accounting Officer)

